Form 10-Q
period 2022-03-31
5E Advanced Materials, Inc.
filed 2022-05-12
CIK 1888654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-41279

5E ADVANCED MATERIALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	87-3426517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19500 State Highway 249, Suite 125 Houston, TX	77070
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (346)
439-9656
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FEAM	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 12, 2022, there were 42,769,315 shares of the Registrant’s common stock outstanding.

References herein to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (this “Form 10-Q”) contain various forward-looking statements relating to the Company’s future financial performance and results, financial condition, business strategy, plans, goals and objectives, including certain projections, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect the Company’s beliefs and expectations based on current estimates and projections. While the Company believes these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described under the heading “Risk Factor Summary” and “Item 1A. – Risk Factors” in our amended Form 10 and “Item 1A. – Risk Factors” in this Form 10-Q, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore you should not rely on any of these forward-looking statements.
These forward-looking statements speak only as of the date of this Form 10-Q and, except as required by law, the Company undertakes no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required under federal securities laws. You are advised, however, to consult any additional disclosures we make in our reports to the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q.
These forward-looking statements are subject to a number of risks and uncertainties, including:

•	Our limited operating history in the borates industry and no revenue from our proposed mining operations at our properties;

•	Our need for substantial additional financing to execute our business plan and our ability to access capital and the financial markets;

•	Our status as an exploration stage company with no known mineral reserves and the inherent uncertainty in estimates of mineral resources;

•	Our lack of history in mineral production and the significant risks associated with achieving our downstream processing ambitions;

•	We have incurred significant net operating losses to date and we anticipate incurring continued losses for the foreseeable future;

•	Risks and uncertainties relating to the development of the Fort Cady project (“Fort Cady” or the “Project”);

•	Risks related to our ability to prepare and update further technical and economic analysis of the Project, and the timing thereof;

•	Our dependence on a single mining project;

•	Risks related to our ability to achieve and maintain profitability and to develop positive cash flow from our operating activities;

•	Risks related to the demand for end use applications that require borates and related minerals and compounds that we expect to produce;

•	Our long-term success is dependent on our ability to enter into and deliver product under supply agreements;

•	Risks related to estimates of our total addressable market;

•	The costs and availability of natural gas and electricity;

•	Uncertain global economic conditions and the impact this may have on our business and plans;

•	Risks associated with our ongoing investment in the Project;

•	Risks associated with the required infrastructure at the Project site;

•	Risks related to the titles of our mineral property interests and related water rights;

•	Any restrictions on our ability to obtain, recycle and dispose of water on site;

•	Risks related to the portion of the Project that we lease from a third party;

•	Risks related to land use restrictions on our properties;

•	Risks related to volatility in prices or demand for borates and other minerals;

•	Fluctuations in the U.S. dollar relative to other currencies;

•	Risks related to mineral exploration and development;

•	Risks related to equipment shortages and supply chain disruptions;

•	Risks associated with any of our suppliers not implementing ethical business practices in compliance with applicable laws and regulations;

•	Competition from new or current competitors in the mineral exploration and mining industry;

•	Risks associated with consolidation in the markets in which we operate and expect to operate;

•	Risks related to compliance with environmental and regulatory requirements;

•	Risks and costs associated with the generation and disposal of hazardous waste;

•	Risks related to reclamation requirements;

•	Risks related to climate change;

•	Risks related to our ability to acquire and maintain necessary mining licenses, permits or access rights;

•	Litigation risk;

•	Risks related to our main operations being located in the State of California;

•	Risks related to our engagement with local communities and other stakeholders;

•	Risks relating to our investment in the Salt Wells Projects located in Nevada;

•	Our dependence on key management and third parties;

•	Risks related to potential acquisitions, joint ventures and other investments;

•
Risks related to public health threats, including the novel coronavirus, that may cause disruptions to our operations or may have a material adverse effect on our development plans and financial results;

•	Information technology risks;

•	Risks and costs relating to the Reorganization, including failure to achieve the expected benefits of the Reorganization;

•	Risks related to the possible dilution of our Common Stock;

•	Risks related to our stock price and trading volume volatility;

•	Risks relating to the development of an active trading market for our Common Stock;

•	Risks related to our status as an emerging growth company;

•	Risks related to technology systems and security breaches;

•	A shortage of skilled technicians and engineers;

•	Unanticipated costs or delays associated with our Small-Scale Boron Facility;

•	Risks related to technology systems and security breaches;

•	Risks associated with outside events outside of our control, such as natural disasters, climate change, wars, or health epidemics or pandemics;

•	Uncertainties related to the COVID-19 pandemic;

•	Our increased costs as a result of being a U.S. listed public company; and

•	Strategic actions, including acquisitions and dispositions of investments, including but not limited to integrations of acquiring investments.

Part I - Financial Information
Item 1. Financial Statements.
5E ADVANCED MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31	JUNE 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,140,290	$40,811,269
Prepaid expenses and other current assets	3,208,198	158,620

Total current assets	44,348,488	40,969,889
MINERAL RIGHTS AND PROPERTIES, Net	8,247,788	8,080,709
CONSTRUCTION IN PROGRESS	18,033,848	12,765,285
PROPERTIES, PLANT AND EQUIPMENT, Net	2,926,305	1,495,436
RECLAMATION BOND DEPOSIT	1,085,624	1,084,408
RIGHT OF USE ASSETS	261,183	213,109

TOTAL ASSETS	$74,903,236	$64,608,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,082,044	$1,594,909
Lease liabilities, current	116,957	90,815

Total current liabilities	6,199,001	1,685,724
LONG-TERM DEBT	169,928	92,532
LEASE LIABILITIES	148,010	124,699
ACCRUED RECLAMATION LIABILITIES	467,762	377,292

Total liabilities	6,984,701	2,280,247

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares outstandin g	$—	$—
Common stock, $0.01 par value; 180,000,000 shares authorized; 42,519,315 and 38,391,412 shares outstanding, respectively	425,193	383,914
Additional paid-in capital	161,373,871	101,179,498
Accumulated other comprehensive income (loss):
Reporting currency translation	248,184	1,416,664
Accumulated deficit	(94,128,713)	(40,651,487)

Total stockholders’ equity	67,918,535	62,328,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,903,236	$64,608,836

The accompanying notes are an integral part of these unaudited financial statements.

5E ADVANCED MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31		FOR THE NINE MONTHS ENDED MARCH 31
	2022	2021	2022	2021
COST AND EXPENSES
Project expenses	$1,972,536	$2,045,719	$9,782,791	$3,424,419
General and administrative	30,983,504	1,828,279	44,616,803	8,121,310
Depreciation and amortization expense	36,063	6,081	76,249	15,344

Total cost and expenses	32,992,103	3,880,079	54,475,843	11,561,073

LOSS FROM OPERATIONS	(32,992,103)	(3,880,079)	(54,475,843)	(11,561,073)

NON-OPERATING INCOME (EXPENSE)
Other income	27,477	1,459	37,843	3,530
Interest income	1,748	333	3,552	1,447
Interest expense	(3,275)	(468)	(7,958)	(2,117)
Net foreign exchange gain (loss)	(3,469)	(47,245)	965,180	(2,060,234)

Total non-operating income (expense)	22,481	(45,921)	998,617	(2,057,374)

NET LOSS	(32,969,622)	(3,926,000)	(53,477,226)	(13,618,447)
OTHER COMPREHENSIVE LOSS (INCOME)
Reporting currency translation	338,592	(84,626)	1,168,480	(2,466,052)

NET LOSS AND OTHER COMPREHENSIVE LOSS	$(33,308,214)	$(3,841,374)	$(54,645,706)	$(11,152,395)

Net loss per common share – basic and diluted	$(0.79)	$(0.11)	$(1.33)	$(0.41)

Weighted average common shares outstanding — basic and diluted	41,895,426	35,600,161	40,148,179	32,964,416
The accompanying notes are an integral part of these unaudited financial statements.

5E ADVANCED MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(53,477,226)	$(13,618,447)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	76,249	15,344
Interest earned on reclamation bond	(1,216)	(758)
Share based compensation	4,428,071	5,318,298
Common stock issued for consulting fees	27,171,876	32,076
Accretion of reclamation liability	6,112	—
Net foreign exchange (gain) loss	(965,180)	2,060,234
Change in:
Prepaid expenses and other current assets	(3,049,578)	225
Accounts payable and accrued liabilities	2,420,906	85,791

Net cash used by operating activities	(23,389,986)	(6,107,237)

Cash Flows From Investing Activities:
Construction in progress	(3,301,407)	(8,742,366)
Mineral rights and properties	(86,608)	(112,914)
Properties, plant and equipment	(1,221,523)	(354,025)
Reclamation bonds	—	(776,650)

Net cash used by investing activities	(4,609,538)	(9,985,955)

Cash Flows From Financing Activities:
Payments on note payable	(103,860)	(1,527)
Proceeds from issuance of common stock	26,309,067	30,109,764
Proceeds from exercise of stock options	3,124,112	5,663,177
Share offering costs	(797,474)	(1,573,496)

Net cash provided by financing activities	28,531,845	34,197,918

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	532,321	18,104,726
EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(203,300)	405,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,811,269	26,639,953

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,140,290	$45,150,497

NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable change related to construction in progress additions	$2,022,294	$560,420
Recognition of operating lease liabilities and right of use assets	137,307	237,353
Construction in progress transferred to properties, plant and equipment	55,138	—
Equipment acquired with notes payable	226,570	—
The accompanying notes are an integral part of these unaudited financial statements.

5E ADVANCED MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three and Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2021	38,391,412	$383,914	$101,179,498	$1,416,664	$(40,651,487)	$62,328,589
Shares issued for:
Exercise of stock options	302,667	3,027	1,082,568	—	—	1,085,595
Consulting fees	150,000	1,500	1,537,847	—	—	1,539,347
Share based compensation	—	—	1,777,055	—	—	1,777,055
Net loss	—	—	—	—	(9,469,055)	(9,469,055)
Other comprehensive (loss)	—	—	—	(1,605,989)	—	(1,605,989)

Balance at September 30, 2021	38,844,079	388,441	105,576,968	(189,325)	(50,120,542)	55,655,542
Shares issued for:
Cash	1,760,236	17,602	26,291,465	—	—	26,309,067
Exercise of stock options	865,000	8,650	1,813,380	—	—	1,822,030
Consulting fees	150,000	1,500	1,867,183	—	—	1,868,683
Shares issuance costs	—	—	(797,474)	—	—	(797,474)
Share based compensation	—	—	1,310,409	—	—	1,310,409
Net loss	—	—	—	—	(11,038,549)	(11,038,549)
Other comprehensive income	—	—	—	776,101	—	776,101

Balance at December 31, 2021	41,619,315	416,193	136,061,931	586,776	(61,159,091)	75,905,809
Shares issued for:
Exercise of stock options	100,000	1,000	215,487	—	—	216,487
Consulting fees	800,000	8,000	23,755,846	—	—	23,763,846
Share based compensation	—	—	1,340,607	—	—	1,340,607
Net loss	—	—	—	—	(32,969,622)	(32,969,622)
Other comprehensive income	—	—	—	(338,592)	—	(338,592)

Balance at March 31, 202 2	42,519,315	$425,193	$161,373,871	$248,184	$(94,128,713)	$67,918,535

	Three and Nine Months Ended March 31, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at July 1, 2020	30,456,855	$304,569	$57,078,757	$(499,456)	$(21,398,319)	$35,485,551
Shares issued for:
Exercise of stock options	1,477,685	14,777	2,782,009	—	—	2,796,786
Consulting fees	8,000	80	31,996	—	—	32,076
Shares issuance costs	—	—	(40,769)	—	—	(40,769)
Share based compensation	—	—	3,784,076	—	—	3,784,076
Net loss	—	—	—	—	(5,862,764)	(5,862,764)
Other comprehensive income	—	—	—	1,013,002	—	1,013,002

Balance at September 30, 2020	31,942,540	319,426	$63,636,069	513,546	(27,261,083)	37,207,958
Shares issued for:
Exercise of stock options	25,000	250	55,627	—	—	55,877
Share based compensation	—	—	600,513	—	—	600,513
Net loss	—	—	—	—	(3,829,683)	(3,829,683)
Other comprehensive income	—	—	—	1,368,424	—	1,368,424

Balance at December 31, 2020	31,967,540	319,676	$64,292,209	1,881,970	(31,090,766)	35,403,089
Shares issued for:
Cash	5,128,205	51,282	30,058,482	—	—	30,109,764
Exercise of stock options	595,000	5,950	2,804,564	—	—	2,810,514
Shares issuance costs	—	—	(1,532,727)	—	—	(1,532,727)
Share based compensation	—	—	933,709	—	—	933,709
Net loss	—	—	—	—	(3,926,000)	(3,926,000)
Other comprehensive income	—	—	—	84,626	—	84,626

Balance at March 31, 2021	37,690,745	$376,908	$96,556,237	$1,966,596	$(35,016,766)	$63,882,975

The accompanying notes are an integral part of these unaudited financial statements.

5E ADVANCED MATERIALS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
1. Description of Company and Summary of Significant Accounting Policies
Nature of Business
5E Advanced Materials, Inc. (“5E,” “we,” “our,” “us,” or the “Company”) is an exploration stage company focused on becoming a vertically integrated global leader in boron specialty advanced materials and lithium with a focus on enabling decarbonization.
Redomiciliation
5E Advanced Materials, Inc. (the “Company”) acquired all of the issued and outstanding shares of American Pacific Borates Limited (“ABR”), our Australian predecessor and wholly owned subsidiary, pursuant to a Scheme of Arrangement (“Scheme”) under Australian law, which was approved by ABR’s shareholders on December 2, 2021, and the Supreme Court of Western Australia on February 24, 2022. As part of the Scheme, the Company changed its place of domicile from Australia to the
S
tate of Delaware in the United States, effective on March 8, 2022.
In accordance with the Scheme, all ordinary shares of ABR have been transferred to the Company and pursuant to the Scheme, the Company issued to the shareholders of ABR, either one share of the Company’s common stock for every ten ordinary shares of ABR or one CHESS Depository Interest (“CDIs”) over the Company’s common stock for every one ordinary share of ABR, in each case, as held on the Scheme record date. The Company maintains an Australian Stock Exchange (“ASX”) listing for its CDIs, with each CDI representing 1/10th of a share of common stock. Holders of CDIs are able to trade their CDIs on the ASX under the symbol “5EA” and holders of shares of the Company’s common stock are able to trade their shares on Nasdaq under the symbol “FEAM.” All share and per share data presented in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect a one for ten (1:10) exchange ratio of all of its issued and outstanding common stock.
 As a result of the reorganization, the Company became the parent company of ABR, and for financial reporting purposes the historical financial statements of ABR have become the historical financial statements of the Company as a continuation of the predecessor.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of its financial position as of March 31, 2022 and its results of operations and cash flows for the three months and nine months ended March 31, 2022 and 2021 have been included. Operating results for the nine-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2021 included in our amended Form 10.
Basis of Consolidation
The consolidated financial statements comprise the financial statements of 5E and its wholly owned subsidiaries, American Pacific Borates Limited and Fort Cady (California) Corporation. Subsidiaries are those entities over which the Company has the power to govern the financial and operating policies so as to obtain benefits from their activities. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether a Company controls another entity.

In preparing the consolidated financial statements, all intercompany balances and transactions, income and expenses and profit and losses resulting from intra-company transactions have been eliminated in full. Our fiscal year ends on June 30 of each calendar year. Our reporting currency is in United States dollars (“USD”), and unless otherwise indicated, all references to “$” are to USD.
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration activities, need for significant additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals.
We have accumulated deficits of $94.1

million and $40.7
 million, as of March 31, 2022 and June 30, 2021, respectively. We have incurred net losses and utilized cash in operations since inception, and expect to incur significant additional losses in the future. We have cash available on hand and believe that this cash will be sufficient to fund operations and meet our obligations as they come due within one year from the date these consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management believes it has the ability and commitment to reduce operating expenses, as necessary. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, maintaining properties, construction and operation of our Small-Scale Boron Facility (“SSBF”) and undertaking ongoing exploration activities and project expenses. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to operate the SSBF, develop our planned injection and recovery wells and processing facility, develop and commercialize the full-scale Fort Cady Borate Project, earn revenues, and achieve profitability.
Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, reclamation liabilities, and fair value of stock-based compensation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
Significant Accounting Policies
There have been no material changes in the significant accounting policies followed by us during the nine months ended March 31, 2022 from those disclosed in the financial statements included in our amended Form 10.
Recently Issued and Adopted Accounting Pronouncements
In December 2019, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2019-12—Income Taxes
(Topic 740): Simplifying the Accounting for Income Taxes
(“ASU 2019-12”). ASU 2019-12 is
part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on July 1, 2021, and
ASU 2019-12 does
not have a material effect on the Company’s consolidated financial statements other than modification of income tax disclosure.
In August 2020, FASB issued ASU
No. 2020-06–Debt–Debt with
Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including condensed periods within those fiscal years and with early adoption permitted. The Company does not expect ASU 2020-06 to have a material effect on the Company’s consolidated financial statements.

In May 2021, FASB issued ASU
No. 2021-04—Earnings Per
Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity
(Subtopic 815-40) Issuer’s
Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The update is to clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The update is effective for fiscal years beginning after December 15, 2021, including condensed periods within those fiscal years and with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
2. Mineral Rights and Properties, Net
The Company owns surface properties and the associated mineral rights for the Fort Cady Borate Project. The Company has capitalized the cost of drilling hydrology wells, which provide water for the
P
roject. For the nine-month period ended March 31, 2022 and 2021, the Company recognized hydrology income of $36,020 and zero, respectively.

The hydrology income is recognized in the Consolidated Statements of Loss and Comprehensive Loss in Other income.
On October 1, 2011, Fort Cady (California) Corporation executed
a
10-year
net royalty lease agreement with Elementis Specialties, Inc. (“Elementis”) to explore, develop and mine boron and lithium on claims held by Elementis. On September 16, 2021, the Company extended its mineral lease agreement with Elementis until July 1, 2022. Amounts paid prior to production are considered advanced royalty payments and capitalized. For the nine-month period ended March 31, 2022 and 2021, the Company paid Elementis advanced royalty payments of
 $86,608 and $107,502,
respectively.
Asset retirement costs represent the carrying value of capitalized costs associated with asset retirement obligations discussed in Note 5.
Mineral Interests and Properties as of March 31, 2022 and June 30, 2021 consisted of the following:

	March 31,	June 30,
	2022	2021
Mineral properties – Fort Cady Borate Project	$6,732,562	$6,732,562
Hydrology wells	547,258	547,258
Mineral interest – Elementis lease	808,202	721,594
Asset retirement cost, net of accumulated amortization of $3,887 and zero at March 31, 2022 and June 30, 2021, respectively	159,766	79,295

	$8,247,788	$8,080,709

3. Construction in Progress
Construction work in progress represents the equipment which has been acquired and is not in use and prepayments for design, engineering, and construction services in relation to the development of the Fort Cady Borate Project.    As of March 31, 2022 and June 30, 2021, Construction in Progress consisted of the following:

	March 31,	June 30,
	2022	2021
Crystallizer	$6,825,453	$5,544,359
Engineering services	5,064,014	3,182,279
Injection and recovery wells	1,304,043	—
Electric infrastructure	1,182,663	643,445
Filter system	634,986	634,986
Centrifuge system	382,683	382,683
Air compression	348,410	344,054
Boiler	287,613	287,613
Conveyor system	284,535	—
Scrubbers	265,605	235,063
Water treatment	232,108	232,108
Pumps	121,795	67,273
Other	1,099,940	1,211,422

Total Construction in Progress	$18,033,848	$12,765,285

4. Properties, Plant and Equipment, Net
Properties, plant, and equipment, net as of March 31, 2022 and June 30, 2021 consisted of the following:

	March 31,	June 30,
	2022	2021
Land	$1,533,312	$658,245
Buildings	873,410	717,253
Vehicles	297,127	73,202
Plant and equipment	339,979	91,897

	3,043,828	1,540,597
Less accumulated depreciation	(117,523)	(45,161)

Properties, plant and equipment, net	$2,926,305	$1,495,436

For the nine-month periods ended March 31, 2022 and 2021, the Company recognized depreciation expense of $72,362 and $15,344, respectively.

5. Reclamation Liabilities
The liabilities accrued for reclamation and closure costs as of March 31, 2022 and June 30, 2021 were as follows:

	March 31,	June 30,
	2022	2021
Accrued reclamation costs	$297,997	$297,997
Asset retirement obligation	169,765	79,295

	$467,762	$377,292

Accrued reclamation costs of $297,997 relate to land disturbance for the Fort Cady Borate Project.
On June 30, 2021, the Company established an asset retirement obligation (“ARO”) relating to water monitoring wells and injection recovery wells as required by the Company’s Underground Injection Permit. Total estimated reclamation and closure costs for wells completed was $597,420 as of March 31, 2022 and $298,710 as of June 30, 2021. These estimated costs were discounted using credit adjusted, risk-free interest rates of 6.6 – 6.9% from the time the Company incurred the obligation to the time the Company expects to pay the retirement obligation. During the nine-month period ended March 31, 2022, the Company incurred additional obligations
relating to water monitoring and injection recovery wells with the total estimated costs of $298,710. These estimated costs increased the balance of the asset retirement obligation by $84,358.
The following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for the Company’s mining projects for the nine months ended March 31, 2022. There was no comparable activity for the nine months ended March 31, 2021:

2022
Retirement obligation asset — beginning of period	$79,295
Obligation incurred during the period	84,358
Accretion	6,112

Retirement obligation asset — end of period	$169,765

Exploration and evaluation activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company believes that its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.
6. Leases
The Company leases offices in Hesperia, CA and Houston, TX under operating lease agreements, which expire in February 2024 and December 2024, respectively. Starting February 2021 and January 2022, right o
f
use (“ROU”) assets were recognized with corresponding lease liabilities on the effective date of the lease. To calculate right of use assets and lease liabilities, the Company utilized incremental borrowing rates ranging fro
m
0.04% to 1.04%
to
discount the future rent payments. The remaining lease term for our office in Hesperia, CA is 1.90 years and 2.75 years for our office in Houston, TX. During the nine-month period ended March 31, 2022, operating cash flows included cash payments o
f $
88,285
related to lease liabilities.

Future minimum annual lease payments under these existing lease agreements are as follows as of March 31, 2022:

For the year ending June 30, 2022 (April 1 – June 30)	$35,883
2023	117,690
2024	92,051
2025	21,257

Total	266,881
Less imputed interest	(1,914)

Net lease liability	264,967
Current portion	116,957

Long-term portion	$148,010

Expense under operating leases, including short-term leases, for the nine-month periods ended March 31, 2022 and 2021 were $134,699 and $36,112, respectively. This expense is included in General and Administrative expense on the Consolidated Statement of Operations and Comprehensive Loss (Income).
7. Equity
In accordance with the Scheme, all ordinary shares of ABR have been transferred to the Company and pursuant to the Scheme, the Company issued to the shareholders of ABR, either one share of the Company’s common stock for every ten ordinary shares of ABR or one CHESS Depository Interest (“CDIs”) over the Company’s
c
ommon
s
tock for every one ordinary share of ABR, in each case, as held on the Scheme record date.
On the effective date of the Scheme, the number of ordinary outstanding shares was reduced from 418,693,150 to 41,869,315 shares of common stock. All share and per share amounts in these condensed consolidated financial statements and related notes for the periods prior the Scheme have been retroactively adjusted to reflect the effect of the exchange ratio.
We are authorized to issue up to 180,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value, $0.01 per share. We have no outstanding shares of preferred stock.
During the nine-month periods ended March 31, 2022 and 2021, the Company issued the following shares of common stock:

•
Issued 1,760,236 and 5,128,205 shares of its common stock for cash proceeds of $26,309,067 and $30,109,764 during the nine months ended March 31, 2022 and 2021, respectively. Share issue costs of $797,474 and $1,573,496 were incurred.

•	Issued 1,267,667 and 2,097,685 shares of its common stock upon exercise of stock options for $3,124,112 and $5,663,177 during the nine months ended March 31, 2022 and 2021, respectively.

•	Issued 1,100,000 and 8,000 shares of its common stock with a fair value of $27,171,876 and $32,076 for consulting fees during the nine months ended March 31, 2022 and 2021, respectively.
8. Net Loss Per Common Share
Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share as the effect of including dilutive securities in the calculation would be antidilutive. For the nine-month periods ended March 31, 2022 and 2021, respectively, stock options of 5,510,000 and 5,925,000 were excluded from the computation of diluted loss per share as our reported net losses for those periods would cause their exercise to have no effect on the calculation of loss per share.

9. Share Based Compensation
Stock Incentive Plans
In March 2022,
our Board of Directors adopted the 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (the “Incentive Plan”). A total of 2,500,000 shares of common stock are reserved for issuance under the Incentive Plan. The Incentive Plan authorized the grant of stock options, restricted share units, performance share units, director share units, performance cash units and other equity-based awards. Our Compensation Committee determines the exercise price for stock options and other equity-based awards, which may not be less than the fair market value of our common stock on the date of grant. As of March 31, 2022, 2,500,000 shares of common stock were available for issuance under the Incentive Plan.
The Company established an employee share option plan (“ESOP”) under its predecessor parent company ABR. The objective of the ESOP was to assist in the recruitment, reward, retention and motivation of employees and contractors. Individual may receive the options or nominate a relative or associate to receive the options. The plan was open to executive officers, employees, and eligible contractors of the Company. Additionally, the board authorized the awards of
options outside of the plan to suppliers and vendors. Vesting periods of options granted varied as determined by the

ABR
board of directors. Total number of shares authorized for award of share options under the ESOP was limited to 5% of common stock over a
3-year
period. The Company canceled each of the outstanding options to acquire ordinary shares of ABR and issued replacement options representing the right to acquire shares of the Company’s common stock on the basis of the exchange ratio of one replacement option for every ten ABR options held. It is the Company’s policy to issue new shares of common stock to satisfy stock options.
The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the grant date. The significant assumptions used to estimate the fair value of 1,700,000 and 1,350,000 stock option awards granted during the nine-month periods ended March 31, 2022 and 2021, respectively, using the Black-Scholes option valuation model are as follows:

Average for nine-month periods ended March 31,
	2022	2021
Exercise price	$14.62 –$18.27	$6.58 - $11.69
Share price	$12.43	$8.49
Volatility	85%	85 – 110%
Expected term in years	0.9 to 3.9	1.9 to 4.0
Risk free interest rate	0.01 – 0.1%	0.75%
Dividend rate	Nil	Nil
The share-based compensation cost recognized in the Consolidated Statements of Loss and Comprehensive Loss in General and administrative expense was $4,428,071 and 5,318,298 for the nine-month periods ended March 31, 2022 and 2021, respectively.
The following table summarizes stock option activity for each of the periods ended March 31, 2022 and 2021. The number of options have been adjusted for the exchange ratio and exercise prices reflect the AUD prices in USD based on the exchange rate that existed on the date prior to implementation of the Scheme:

	2022		2021
	Number of Options	Weighted Averaged Exercise Price	Number of Options	Weighted Averaged Exercise Price
Outstanding at beginning of the period	5,554,333	$5.19	6,742,379	$3.36
Granted	1,700,000	$15.39	1,350,000	$7.02
Exercised	(1,267,667)	$2.48	(2,097,685)	$2.67
Expired/forfeited	(476,667)	$5.48	(69,694)	$6.29

Outstanding at end of period	5,510,000	$8.94	5,925,000	$4.55

Vested at the end of the period	3,870,000	$6.39	5,905,000	$4.53

Options outstanding and vested as of March 31, 2022, have a weighted average remaining life of 2.03 years and 1.52 years, respectively.
As of March 31, 2022, there was $6.1 million of unrecognized compensation cost related to 1,640,000 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 2.41 years.
As of March 31, 2022, the intrinsic value of both the outstanding stock options and vested options was $54.3 million and $48.0 million, respectively. The intrinsic value of stock options exercised during the nine-month periods ended March 31, 2022 and 2021 was $14.4 million and $9.9 million, respectively.
Consulting Stock Awards
Pursuant to an agreement ABR had in place with its U.S.-based advisory board Blue Horizon Advisors LLC (“BHA”), the Company issue
d 400,000
shares of common stock upon the listing of the Company’s shares on Nasdaq during the three-month period ended March 31, 2022. The fair value of these shares of $13.2
million was recognized as stock based compensation and included in general and administrative expenses in the consolidated statements of operations for the three and nine month period ended March 31, 2022.
The agreement also includes a provision
enabling BHA to potentially
earn an additional 250,000 shares of common stock upon
 meeting
four different market-based milestones (total of 1,000,000 shares). The market-based milestones include the Company’s common stock achieving a ten-day
volume weighted average price of $21.94, $29.25, $36.57, and $43.88 before December 31, 2022.
All services required for the awards have been fulfilled as of March 31, 2022, and due to the market-based milestones of the awards, the fair value of these awards is determined using the Monte Carlo Simulation valuation model. Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of awards, a risk-free interest rate and dividend yield. The assumptions used to estimate the fair value of the market-based stock grants under the Monte Carlo Simulation model for the period ended March 31, 2022 are as follows:

Hurdle stock price	$21.94	$29.25	$36.57	$43.88
Volatility	76.82%	76.82%	76.82%	76.82%
Expected term in years	1.12	1.12	1.12	1.12
Risk-free interest rate	0.22%	0.22%	0.22%	0.22%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value per share	$10.68	$9.01	$6.63	$4.88
The Company recorded stock based compensation of $7.8 million in general and administrative expense in the consolidated statements of operations for three and nine month periods ended March 31, 2022.

10. Commitments and Contingencies
Purchase Obligations
As of March 31, 2022, the Company has purchase order commitments of $18,888,000 in respect of construction works in progress, drilling, and technical reports.
Mineral Lease Payments
The Company has a mineral lease agreement for the purposes of obtaining exclusive rights to exploration at the Fort Cady Project. The mineral lease agreement requires the Company to make an annual minimum royalty payment of $75,000, escalated annually based on inflation, until the expiration date of the lease, October 1, 2021. On September 16, 2021, the Company extended its mineral lease agreement with Elementis until July 1, 2022. Payments made during the nine-month period ended March 31, 2022 and 2021 were $86,608 and $107,502, respectively.
Salt Wells
Earn-in
Agreement
The Company has funding commitments under its Earn-in Agreement of
$
300,000 in fiscal year 2022, $600,000 in fiscal year 2023, $800,000 in fiscal year 2024, and $1,200,000 in fiscal year 2025.
11. Income Taxes
The Company did not record a U.S. federal or state income tax benefit for losses incurred during the three and nine months ended March 31, 2022 and 2021. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.
12. Subsequent Events
On April 12, 2022, the Company issued 150,000

shares to Blue Horizon Advisors LLC, pursuant to the terms of the Advisory Agreement dated April 16, 2021 and as consideration for advisory board services provided, including services related to assessment of the Project, recruiting a U.S. based management team, and advising in connection with the U.S. listing.
The Company did
not receive any proceeds in connection with the issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on
Form 10-Q,
and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on the amended Form 10 filed on March 7, 2022. The Company was incorporated under the laws of the State of Delaware to become the holding company of our business pursuant to the reorganization under the Scheme (“Reorganization”). Prior to completion of the Reorganization, the Company had no business or operations and following completion of the Reorganization, the business and operations of the Company consists solely of the business and operations of the subsidiaries of ABR. Accordingly, financial information for the Company and a discussion and analysis of its results of operations and financial condition for the period of its operation prior to the Reorganization would not be meaningful and therefore are not presented. Following the Reorganization, the historical financial statements of ABR will be our financial statements as a continuation of the predecessor, and our future financial statements will consolidate ABR as an operating subsidiary. This discussion and analysis contain forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described in our amended Form 10 filed, and in our other filings with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this
Form 10-Q
and “Item 1A. Risk Factors” and elsewhere in our amended Form 10. In addition, see “Cautionary Note Regarding Forward-Looking Statements.” References to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.
Overview
5E Advanced Materials, Inc. is an exploration stage company focused on becoming a vertically integrated global leader and supplier of boron specialty and advanced materials whose mission is to enable decarbonization. We anticipate boron and lithium products will target applications for electric transportation, clean energy, food and domestic security. Our business strategy will focus on our boron and lithium resource in Southern California, which is designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, which we believe is one of the largest known and environmentally permitted new conventional boron deposits globally.
The Company holds 100% of the rights — either through ownership or leasehold interest — in the Fort Cady Borate Project (the “Project”) through the Company’s wholly owned subsidiary, Fort Cady (California) Corporation (“FCCC”). The Project is underpinned by a conventional colemanite deposit, which is a hydrated calcium borate mineral found in evaporite deposits. The deposit hosts a mineral resource from which we intend to extract and process into boric acid, boron advanced materials, lithium carbonate, and other materials. These materials are scarce in resource and subject to supply risk since a large portion of third-party production is imported.
Redomiciliation
5E Advanced Materials, Inc. acquired all of the issued and outstanding shares of American Pacific Borates Limited (“ABR”), our Australian predecessor and wholly owned subsidiary, pursuant to a Scheme of Arrangement (“Scheme”) under Australian law, which was approved by ABR’s shareholders on December 2, 2021, and the Supreme Court of Western Australia on February 24, 2022. As part of the Scheme, the Company changed its place of domicile from Australia to the State of Delaware in the United States, effective on March 8, 2022.

In accordance with the Scheme, all ordinary shares of ABR have been transferred to the Company and pursuant to the Scheme, the Company issued to the shareholders of ABR, either one share of the Company’s common stock for every ten ordinary shares of ABR or one CHESS Depository Interest (“CDIs”) over the Company’s common stock for every one ordinary share of ABR, in each case, as held on the Scheme record date. The Company maintains an Australian Stock Exchange (“ASX”) listing for its CDIs, with each CDI representing 1/10th of a share of common stock. Holders of CDIs are able to trade their CDIs on the ASX under the symbol “5EA” and holders of shares of the Company’s common stock are able to trade their shares on Nasdaq under the symbol “FEAM.” All share and per share data presented in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect a one for ten (1:10) exchange ratio of all of its issued and outstanding common stock. As a result of the reorganization, the Company became the parent company of ABR, and for financial reporting purposes the historical financial statements of ABR have become the historical financial statements of the Company as a continuation of the predecessor.
Recent Developments
Securing Domestic Supply Chains and Decarbonization
In June 2021, President Biden’s administration announced a supply chain disruptions task force and Executive Order 14017 to address supply chain discontinuities with a focus to secure domestic supply for advanced batteries and invest in sustainable domestic and international production and processing of critical materials. President Biden provided an update in February 2022 announcing major government initiatives to expand domestic, sustainable critical materials supply in an effort to break dependence on foreign sources. Major initiatives included updating outdated mining laws and regulations, updating and prioritizing the Federal list of critical minerals, and strengthening critical mineral stockpiling. Executive Order 14051 delegates authority to the Under Secretary of Defense for Acquisition and Sustainment of strategic and critical materials. On March 31, 2022, the President signed a determination permitting the use of Defense Production Act (“DPA”) Title III authorities to strengthen the U.S. industrial base for large-capacity batteries. The U.S. depends on unreliable foreign sources for many of the strategic and critical materials necessary for a clean energy transition, and the DPA Title III authorities enables the Department of Defense to undertake actions, including but not limited to feasibility studies and modernization projects for mature mining, beneficiation, and value-added processing projects to increase productivity, environmental sustainability, and workforce safety.
The Defense Logistics Agency (“DLA”) is a combat support agency within the United States Department of Defense, and boron is classified as a mineral of interest by the DLA.
In addition to boron, we plan to focus on lithium, which is a critical mineral, as part of our mineral resource and continue to progress workstreams to establish lithium as a co-product of future production within our Project. We believe that we have an opportunity to benefit from government initiatives to secure domestic supply chains and can be a key contributor in progressing applications within clean energy, food security, and national defense. In February, the Company’s Project was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, thereby supporting the Company’s goal of having an important role in providing critical and strategic materials to the challenged global supply chain.
Market Update
As a result of the COVID-19 pandemic and the Ukraine and Russia conflict, there has been increased stress on an already challenged global supply chain for boron and lithium. We believe that this supply tightness could persist as only a limited number of boron projects are currently known globally and demand continues to increase, primarily as a result of increased demand from the electric transportation, clean energy, food and domestic security industries. This current imbalance is manifesting itself with increased pricing across a variety of boron derivatives, including boric acid prices at approximately $730 to $1,360 per ton, depending on volume, according to third-party market research as of April 2022. We believe that the boron market has historically and largely followed a similar pricing structure as lithium, whereby customers have executed long-standing volume-based supply contracts. If these supply-demand trends continue, we believe future boron contracts could reflect favorable pricing terms based on factors such as supply constraints, value in use, and inflation.
SSBF Update
During the quarter, we have made progress on planning and procurement of long lead item equipment for our proposed Small-Scale Boron Facility (“SSBF”), with major equipment either already on-site or scheduled for delivery. Detailed engineering, including our hazard analysis, instrument designs, piping isometrics, and structural and foundation design, was substantially completed during the quarter and the progress of detailed engineering provided us the opportunity to engage in a competitive bidding process for the SSBF construction contract. In April 2022, we awarded the construction contract to a contractor and broke ground on the SSBF. Assuming no unexpected delays in construction or supply chain issues, we target completing construction of the SSBF in the calendar fourth quarter of 2022 at an engineered estimated production capacity of approximately 2,000 tons per year of boric acid. This facility is engineered to process a pregnant leach solution (“PLS”) containing boron and lithium extracted from colemanite. The extraction of the PLS is expected to occur through our injection-recovery wells, and we have completed one of our four wells during the quarter that will supply the SSBF. Three additional injection-recovery wells were completed post quarter-end. During the quarter, we had no lost time injuries for any of our Company sites, and we will continue to prioritize the safety and well-being of personnel.
Management expects that the successful construction and operation of the SSBF will provide PLS and process intelligence that will help us to more effectively detail engineer our proposed large-scale complex.
Project Update
Over the past nine months, the Company has worked with our external engineering partners on process design for our proposed large-scale complex. Our SK-1300 initial assessment report effective October 15, 2021 added further definition to our large boron resource and established the existence of a lithium mineral resource that we believe could provide us with potential lithium carbonate production. Due to the current favorable market backdrop and growing importance of critical materials, the Company intends to focus primarily on further defining its boron and lithium resources, and to work towards developing a large-scale boron and lithium complex for the extraction of boric acid and lithium carbonate. A focus on boron and lithium extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, and the Company’s focus on high value in use materials.
The SSBF is expected to serve as a foundation for future design, engineering, and cost optimization for our large-scale complex. We believe that the successful completion of the SSBF is an important path to obtaining critical information that will help enable us to optimize the efficiency, output and economic profile of our large-scale complex. As such, the Company expects to incorporate value engineering and cost structure optimization into the continued technical and economic analysis of the proposed large-scale complex, and to provide project updates, rather than completing a bankable feasibility study in 2022. The Company has begun to progress plans for its proposed processing plant, including defining infrastructure, material balance and process flow diagrams, co-generation, integration of a sulfuric acid plant, and development of a priced equipment list for process equipment needed for full-scale operations. Notwithstanding the proposed scope changes to the Project and large-scale complex focused on boron and lithium, management continues to believe that assuming successful construction and operation of the SSBF, and obtaining the requisite funding for construction, we will be able to achieve initial commercial production in 2025.
The Company is currently targeting a boric acid production capacity of approximately 250,000 tons per year once the large-scale complex commences initial operations. In addition, based on currently expected engineering and process design, once in full production the Project could potentially produce up to 500,000 tons per year of boric acid. The Company also intends to sell boron advanced materials from the above estimated capacity figures. However, further analysis is required with respect to the potential for boron advanced materials, with the successful completion and operation of the SSBF expected to provide key operational input for this analysis. Additionally, early estimates by management currently target a lithium carbonate production capacity of up to several thousand tons per year upon completion of our proposed large-scale complex, and we expect the successful completion and operation of the SSBF to provide further information on this point, which if successful, could allow us to become an important participant in the U.S lithium carbonate market. Given currently high lithium prices and electric vehicle growth forecasted by third-party analysts, management believes that an ability to produce a co-product of lithium carbonate could have a positive impact on our business.
The proposed large-scale complex has been value engineered to regenerate a significant portion of hydrochloric acid, which management expects to increase efficiencies and reduce our emphasis on sulphate of potash to produce feedstock hydrochloric acid. While production of sulphate of potash remains in our long-term plans, the Company believes we can implement the Mannheim process to produce sulphate of potash during later phases of the Project when capacity for boric acid production exceeds 250,000 tons per year. Our short to medium term plan focuses on the production of boric acid, boron advanced materials, and lithium carbonate where management currently sees favorable market pricing and high value in use. Management believes that a focus on boron and lithium could be an important step towards creating a more durable, less seasonal business compared to a more traditional commodity-driven fertilizer focused business.
The continued technical and economic analysis described above with respect to our proposed large-scale complex and overall business strategy, has been determined by management to be a currently more cost and time efficient way to proceed. This continued technical and economic analysis of the proposed large-scale complex may lead to a separate technical study, an update to our initial assessment from October 2021 or a more comprehensive study. However, we cannot assure you of the form and scope of this continued technical and economic analysis, and it is possible that we will conclude that the completion of any such further studies (including a bankable feasibility study) may not be commercially reasonable, necessary or possible at all. Please also see Item 1A. Risk Factors in this Form 10-Q.
Corporate Update
In early March 2022 we completed our redomicile to the U.S. and listed on the Nasdaq Stock Market LLC (“Nasdaq”) on March 15, 2022. We have established a Nasdaq compliant board and expect to align our board composition with the ongoing needs of the Company.
Customer contract discussions advanced during the quarter, and we signed a non-binding letter of intent with Rose Mill Co. in May 2022 for boron advanced materials that focus on industrial and military applications. We continue to advance discussions with other customers for boron advanced materials.
Our team in California and Texas continues to grow with several new hires across operations, administration, and finance, including a former executive with over 19 years of experience at Albemarle Corporation that spans across multiple disciplines including process design, purchasing, M&A, and general management. As of May 2022, the majority of our administrative and operational personnel have transitioned to the U.S. We anticipate a step-up in hiring as we work towards mechanical completion and operation of the SSBF. We currently estimate that our proposed large-scale complex could create up to approximately 400 new jobs in an economically distressed California Opportunity Zone.
More recently and in light of the recent Presidential Executive Orders and U.S. government initiatives, we increased our government affairs effort by engaging a specialized management consulting firm to pursue federal, state, and local funding opportunities.
Finally, we executed a research agreement with Georgetown University that aims to enhance the performance of permanent magnets through increased usage of boron. We believe the potential benefits of this agreement include creating intellectual property and commercialization pathways for the Company as it pertains to the manufacturing of boron enhanced permanent magnets.
COVID-19
Impact
Since March 2020, the COVID-19 pandemic has caused severe disruptions in the world economy. Several measures have been implemented in the United States, Australia, and the rest of the world in response to the increased impact from
COVID-19.
In accordance with these restrictions, travel was limited, our supply chain experienced disruptions, and employees had required periods of quarantine. While some of these measures have since been lifted and supply chains improve, we can offer no assurance that they will not be reimposed or that new restrictive measures will not be implemented. The full extent to which the
COVID-19 pandemic
and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including, but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of
COVID-19
infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of
COVID-19
vaccines, including the vaccines’ efficacy against emerging
COVID-19
variants, measures imposed by federal and state governments, including social distancing requirements, quarantine, vaccine mandates, travel restrictions and any further economic stimulus that may be provided, and how quickly and to what extent normal economic and operating conditions can resume. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year.
While the Company has to date not experienced any material adverse impact with respect to its employees or third-party vendors as a result of the pandemic, the effects of
COVID-19
on supply chains have directly and adversely impacted the Company’s equipment procurement activities and could continue to do so. Material extended lead times for numerous items have caused delays on anticipated start-up
timeframes and the related price increases due to scarcity of supply have also affected Company. These considerations are factored into our forecast but may be subject to revision depending on a change or extension of event. The Company continues to implement mitigation and risk management measures to reduce potential delays such as engaging multiple suppliers, vendor site visits, and procuring rental equipment to bridge potential gaps.
Changes in existing regulations of implementation of future regulations in response to the spread of COVID-19 may further restrict our existing operations and require changes that may be difficult or costly for us to implement. To the extent the
COVID-19
pandemic continues to adversely affect our business prospects, financial condition, and results of operation, it may also have the effect of exacerbating many of the other risks described in the “Risk Factors” section. The ultimate impact of the COVID-19 pandemic remains uncertain at this time. For additional information regarding these risks, see our amended Form 10 filing and “Risk Factors” for a further discussion of the potential adverse impact of
COVID-19
on our business, results of operations, and financial condition.

Results of Operations
Comparison of the Three and Nine Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations:

	FOR THE THREE MONTHS				FOR THE NINE MONTHS
	ENDED MARCH 31		Change		ENDED MARCH 31		Change
	2022	2021	$	%	2022	2021	$	%
COST AND EXPENSES
Project expenses	$1,972,536	$2,045,719	$(73,183)	(3.6%)	$9,782,791	$3,424,419	$6,358,372	185.7%
General and administrative	30,983,504	1,828,279	29,155,225	*	44,616,803	8,121,310	36,495,493	*
Depreciation and amortization expense	36,063	6,081	29,982	*	76,249	15,344	60,905	*

Total cost and expenses	32,992,103	3,880,079	29,112,024	*	54,475,843	11,561,073	42,914,770	*

LOSS FROM OPERATIONS	(32,992,103)	(3,880,079)	(29,112,024)	*	(54,475,843)	(11,561,073)	(42,914,770)	*

NON-OPERATING INCOME (EXPENSE)
Other income	27,477	1,459	26,018	*	37,843	3,530	34,313	*
Interest income	1,748	333	1,415	*	3,552	1,447	2,105	145.5%
Interest expense	(3,275)	(468)	(2,807)	*	(7,958)	(2,117)	(5,841)	(275.9%)
Net foreign exchange gain (loss)	(3,469)	(47,245)	43,776	(92.7%)	965,180	(2,060,234)	3,025,414	*

Total non-operating income (expense)	22,481	(45,921)	68,402	204.3%	998,617	(2,057,374)	1,617,765	*

NET LOSS	(32,969,622)	(3,926,000)	(29,043,622)	*	(53,477,226)	(13,618,447)	(39,858,779)	292.7%
OTHER COMPREHENSIVE LOSS (INCOME)
Reporting currency translation	338,592	(84,626)	423,218	*	1,168,480	(2,466,052)	3,634,532	*

NET LOSS AND OTHER COMPREHENSIVE LOSS	$(33,308,214)	$(3,841,374)	$(29,466,840)	*	$(54,645,706)	$(11,152,395)	$(43,493,311)	*

*	Represents a percent change of greater than +/- 300%.
Continuing Operations
Project expenses
Project expenses include drilling, site-prep, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our Fort Cady advanced boron complex. The Company incurred project expenses of $1,972,536 for the three months ended March 31, 2022, compared to $2,045,719 for the three months ended March 31, 2021. The $73,183 (3.6%) decrease was due to a reduction in drilling activity and environmental permit expenses as the Company transitions to construction to the SSBF. The Company incurred project expenses of $9,782,791 for the nine months ended March 31, 2022, compared to $3,424,419 for the nine months ended March 31, 2021. The $6,358,372 (185.7%) increase was primarily due to environmental drilling expenses and consumables specific to our water monitoring wells driven by our Underground Injection Control permit.
General and administrative expenses
General and administrative expenses include professional fees, costs associated with marketing, press releases, on-going
SEC and public company costs, public relations, rent, salaries, sponsorships, share based compensation and other expenses. The Company incurred general and administrative expenses of $30,983,504 for the three months ended March 31, 2022, compared to $1,828,279 for the three months ended March 31, 2021. The $29,155,225 increase was primarily driven by $25,104,453 of stock-based compensation and increased salaries as our employee head count increased to 22 at the end of the current period from 8 at the end of the comparable period. The stock-based compensation was driven by $23,763,846 of shares issued as payment for consulting fees under the Company’s Advisory Agreement with Blue Horizon Advisors, LLC (“BHA”). Under the BHA Advisory Agreement, BHA provided advisory services related to assessing the Project, recruiting a U.S. based management team, and advising in connection with the U.S. listing. The Company incurred general and administrative expenses of $44,616,803 for the nine months ended March 31, 2022, compared to $8,121,310 for the nine months ended March 31, 2021. The $36,495,493 increase was primarily driven by $27,171,876 in share based compensation expense for the BHA Advisory Agreement as well as the previously mentioned increase in headcount and professional fees specific to listing on Nasdaq.

Depreciation and amortization expense
The Company had $36,063 in depreciation and amortization expense for the three months ended March 31, 2022, compared to depreciation and amortization expense of $6,081 for the three months ended March 31, 2021. The $29,982 increase was primarily due to additional assets placed in service as the Company added three hybrid trucks to its fleet. The Company had $76,249 in depreciation and amortization expense for the nine months ended March 31, 2022, compared to depreciation and amortization expense of $15,344 for the nine months ended March 31, 2021. The $60,905 increase primarily included the previously mentioned hybrid trucks and one piece of heavy machinery placed in service.
Non-operating
(income) expense
Non-operating income (expense) consists of Other income, Interest income, Interest expense, and Net foreign exchange gain (loss). The Company had a total non-operating
income of $22,481 for the three months ended March 31, 2022, compared to total non-operating
expense of $45,921 in the three months ended March 31, 2021. The change from net non-operating expense in the period ended March 31, 2021 to non-operating
income in the period ended March 31, 2022 was primarily driven by Other income related to hydrology income derived from our water wells.
Other income for the three months ended March 31, 2022 increased from $1,459 for the three months ended March 31, 2021 to $27,477 for the three months ended March 31, 2022. The $26,018 increase was driven by increased sales from our water wells. Interest income for the three months ended March 31, 2022, increased from $333 for the three months ended March 31, 2021 to $1,748 for the three months ended March 31, 2022, due to increased assets in reclamation bonds earning interest in the three months ended March 31, 2022. Interest expense for the three months ended March 31, 2022, increased from $468 for the three months ended March 31, 2021 to $3,275 for the three months ended March 31, 2022, due to increased interest expense related to asset retirement obligations. The Company generated a loss on foreign exchange of $3,469 in the three months ended March 31, 2022, compared to a loss of $47,245 for the three months ended March 31, 2021. The $43,776 (92.7%) decrease was due to fluctuations in currency.
The Company had a total
non-operating
income of $998,617 for the nine months ended March 31, 2022, compared to total non-operating
expense of $2,057,374 in the nine months ended March 31, 2021. The change from non-operating expense in the nine months ended March 31, 2021, to non-operating income for the nine months ended March 31, 2022 was primarily driven by Other income related to hydrology income derived from our water wells and Net foreign exchange gain due to currency fluctuations primarily driven between the USD and the Australian dollar in the period.
Other income for the nine months ended March 31, 2022, increased from $3,530 for the three months ended March 31, 2021, to $37,843 for the nine months ended March 31, 2022. The $34,313 increase was driven by increased sales from our water wells. Interest income for the nine months ended March 31, 2022, increased from $1,447 for the nine months ended March 31, 2021 to $3,552 for the nine months ended March 31, 2022, the $2,105 (145.5%) increase was due to increased assets in reclamation bonds earning interest in the nine months ended March 31, 2022. Interest expense for the nine months ended March 31, 2022, increased from $2,117 for the nine months ended March 31, 2021, to $7,958 for the nine months ended March 31, 2022, due to increased interest expense related to asset retirement obligations. The Company generated a gain on foreign exchange of $965,180 in the nine months ended March 31, 2022, compared to a loss of $2,060,234 for the nine months ended March 31, 2021. The $3,025,414 difference was primarily due to fluctuations in currency primarily between the USD and the declining Australian dollar in the prior period.

Income Tax
The Company did not have any income tax expense or benefit for the three and nine months ended March 31, 2022, nor for the three and nine months ended March 31, 2021, as the Company did not generate any net income for either period.
Net Losses
The Company incurred net losses of $32,969,622 and $53,477,226 for the three and nine months ended March 31, 2022, compared to net losses of $3,926,000 and $13,618,447 for the three and nine months ended March 31, 2021. The $29,043,622 and $39,858,779 increase in net losses during these three and nine month periods was primarily due to increased general and administrative expenses driven by increased employee costs as headcount increased, share based compensation for the BHA Advisory Agreement, going-public costs related to our direct listing on Nasdaq, net foreign exchange loss and increased project expenses driven by environmental water monitoring wells partially offset by increase in other income from water sales as compared to the prior corresponding period.
Liquidity and Capital Resources
Overview
As of March 31, 2022, we had cash and cash equivalents of $41,140,290 and working capital of $38,149,487 compared to $40,811,269 and $39,284,165 as of June 30, 2021, respectively. As of March 31, 2022, our cash balance held in the U.S. totaled $41,118,395, or 99.9%, and the remaining of our cash balances were held in Australia. Our cash balances in Australia can be repatriated to the U.S. with inconsequential tax consequences.
Our predominant source of cash has been generated through equity financing from issuances of our common stock. Since inception, we have not generated revenues, and as such, have relied on equity financing to fund our operating and investing activities.
Outlook
We expect our current cash balances to fund our planned cash expenditures in 2022 primarily related to: (i) working capital requirements; (ii) construction in progress, capital expenditures, and operation of the SSBF; and (iii) further progression of our downstream strategy.
Our 2022 plan does not include additional cash from equity or debt financing and cash from generating revenue. We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months. In the event costs were to exceed our 2022 plan, we will reduce or eliminate current and/or planned discretionary spending. If further reductions are required, we will reduce certain non-discretionary expenditures. Historically, we have been successful raising cash through equity financing; however, no assurance can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us. If we issue additional shares of our common stock, it would result in dilution to our existing shareholders. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. These factors include, but are not limited to, our ability to access capital markets, stock price volatility, uncertain economic conditions, unforeseen delays in our project, and access to labor. See “Part I. Item 1A. Risk Factors” and elsewhere in our amended Form 10.
Liquidity and Capital Resources for the Nine Months Ended March 31, 2022, compared to the Nine Months Ended March 31, 2021

	Nine Months Ended March 31,
	2022	2021
Summary of Cash Flows:
Net cash used by operating activities	$(23,389,986)	$(6,107,237)
Net cash used by investing activities	$(4,609,538)	$(9,985,955)
Net cash provided by financing activities	$28,531,845	$34,197,918
Net increase (decrease) in cash and cash equivalents	$329,021	$18,510,544
Beginning cash and cash equivalents	$40,811,269	$26,639,953
Ending cash and cash equivalents	$41,140,290	$45,150,497
Operating Activities
Operating activities used $23,389,986 and $6,107,237 during the nine months ended March 31, 2022 and 2021, respectively, resulting in an increase in cash used in operating activities of $17,282,749. The increase in cash used in operating activities was primarily due to changes in working capital totaling $542,656, partially offset by a decrease in net loss adjusted for noncash items of $16,568,061, in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.
Investing Activities
Investing activities used $4,609,538 and $9,985,955 during the nine months ended March 31, 2022 and 2021, respectively, resulting in a decrease in cash used in investing activities of $5,376,417. The decrease in cash used in investing activities was mainly due to a decrease in construction in progress for the SSBF totaling $5,440,959, reclamation bonds totaling $776,650, and mineral rights and properties for the Elementis lease totaling $26,306, partially offset by increases in properties, plant and equipment of $867,498 as we purchased additional equipment including trucks and heavy equipment, in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.
Financing Activities
Financing activities provided $28,531,845 and $34,197,918 during the nine months ended March 31, 2022 and 2021, respectively, resulting in a decrease in financing activities of $5,666,073. The decrease in cash from financing activities was mainly due to a decrease in proceeds from issuance of common stock totaling $3,800,697, cash exercises of stock options totaling $2,539,065, and share offering costs totaling $776,022, partially offset by an increase in payments on note payable of $102,333, in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.

Contractual Commitments and Contingencies
Purchase Obligations
The Company had purchase order commitments of $18,888,000 for the construction works in progress, drilling, and technical reports.
Mineral Lease Payments
The Company has a mineral lease agreement for the purposes of obtaining exclusive rights to exploration at the Fort Cady Project. The mineral lease agreement requires the Company to make an annual minimum royalty payment of $75,000, escalated annually based on inflation, until the expiration date of the lease. The initial expiration date of the lease agreement was October 1, 2021. On September 16, 2021, the Company extended its mineral lease agreement with Elementis until July 1, 2022. Payments made during the nine-month period ended March 31, 2022 and 2021 were $86,608 and $112,914, respectively.
Salt Wells
Earn-in
Agreement
The Company has funding commitments of $300,000 in fiscal year 2022, $600,000 in fiscal year 2023, $800,000 in fiscal year 2024, and $1,200,000 in fiscal year 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our market risks have not changed significantly from those disclosed in our amended Form 10.

Item 4.	Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
of the Exchange Act) as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of March 31, 2022, we were not a party to any material legal proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our amended Form-10, which could materially affect our business, financial condition, and future results. The risks described in our amended Form 10 are not the only risks that we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, operating results and cash flows. The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed under Part 1, Item 1A. “Risk Factors” in the Company’s amended Form 10.
Our inability to timely and successfully complete and operate the SSBF, and our inability to complete further technical and economic studies (including a bankable feasibility study) with respect to the Project, may have a material adverse impact on the Project.
The SSBF is our proposed smaller scale boron facility which is expected to serve as a foundation for future design, engineering, and cost optimization for our large-scale complex focused on boron and lithium. We believe that the successful completion of the SSBF is an important path to obtaining critical information that will help enable us to optimize the efficiency, output and economic profile of our large-scale complex. Until the SSBF has been successfully completed and is operational, we will not have access to more refined inputs for estimating capital and operational expenditures required to complete further technical and economic studies (such as a bankable feasibility study) with respect to the Project. Such further technical and economic studies may be required to assist in determining the economic recoverability of mineral resources for the Project. In addition, our current abbreviated approach to process development provides for both pilot scale and large-scale process design for the Project to be undertaken in parallel. This approach has a higher risk of requiring re-work of certain parts, which could lead to potential delays and increased design costs. An abbreviated process development approach may also lead to technical risk, and higher capital and operating expenditures. We cannot assure you that the SSBF, and subsequently the Project, will be completed on schedule, within budget or at all, or achieve an adequate return on investment.
Our inability to timely and successfully complete and operate the SSBF may delay or prevent the completion of further technical and economic studies (including any bankable feasibility study). Our ability to complete further technical and economic studies (including any bankable feasibility study) could materially and adversely impact the Company’s ability to secure additional funding and thereby delay or otherwise have a material adverse impact the entire Project. For example, a successfully completed and operating SSBF is required to complete a further technical and economic studies (such as a bankable feasibility study), including studies complying with the relevant Regulation S-K 1300 requirements to present reserves and otherwise determine commercial viability of the Project.
The Company has begun working on further technical and economic analysis of the overall Project. This continued technical and economic analysis may lead to a separate technical study, an update to our initial assessment from October 2021 or a more comprehensive study (such as a bankable feasibility study). However, we currently cannot assure you of the form and scope of this continued technical and economic analysis, and we may conclude that the completion of any such further studies (including a bankable feasibility study) may not be commercially reasonable, necessary or possible at all.
Even if such further technical and economic studies (including a bankable feasibility study) are completed on time, or at all, there is no guarantee that they will produce favorable outcomes. If the outcomes are not favorable, the Company may be unable to extrapolate a Regulation S-K 1300 compliant indicated or inferred resource to a Regulation S-K 1300 probable or proven reserve and to commercial viability. Additional exploration may be required which would require significant additional financing. Even with further exploration, there is no assurance that the Project will result in a profitable commercial mining operation. Any such further study (including a bankable feasibility study) may also indicate that substantial additional financing will be required to complete the Project. The Company cannot give any assurance that it will be successful in completing any such financing or that such financing will be available to it if and when required or on satisfactory terms, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.
Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.
(Registrant)

Date: May 12, 2022	By:	/s/ Paul Weibel
Paul Weibel
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)