Form 10-K
period 2022-06-30
5E Advanced Materials, Inc.
filed 2022-09-28
CIK 1888654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of September
21
, 2022
, the number of shares of the registrant’s common stock outstanding was 43,355,315.

5E ADVANCED MATERIALS, INC.

i

Selected Definitions

•	“ABR” refers to American Pacific Borates Limited, a company incorporated under the laws of Western Australia.

•	“ASX” refers to the Australian Securities Exchange.”

•	‘CDI” refers to a CHESS Depositary Interest.

•	“Company” refers to 5E Advanced Materials, Inc., a Delaware corporation.

•	“Corporations Act” refers to the Australian Corporations Act, 2001 (Cth).

•	“NASDAQ” refers to The NASDAQ Global Select Market.

•
“Reorganization” refers to the transactions pursuant to which, among other things, we issued (a) to eligible shareholders of ABR either one share of our Common Stock for every ten ordinary shares of ABR or one CDI over our Common Stock for every one ordinary share of ABR, in each case, as held on the Scheme record date and (b) to ineligible shareholders proceeds from the sale of the CDIs to which they would otherwise be entitled by a broker appointed by ABR, who sold the CDIs in accordance with the terms of a sale facility agreement and remitted the proceeds to ineligible shareholders, (ii) cancelled each of the outstanding options to acquire ordinary shares of ABR and issued replacement options representing the right to acquire shares of our Common Stock on the basis of a one replacement option for every ten existing ABR options held, (iii) maintained an ASX listing for its CDIs, with each CDI representing 1/10th of a share of Common Stock, (iv) delisted ABR’s ordinary shares from the ASX, and (v) became the parent company to ABR.

•	“Scheme” refers to a statutory Scheme of Arrangement under Australian law under Part 5.1 of the Corporations Act.
TRADEMARKS AND TRADE NAMES
This Annual Report on Form 10-K contains and incorporates by reference references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K or the documents incorporated by reference herein may appear without the
®
or
™
symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains various forward-looking statements relating to our future financial performance and results, financial condition, business strategy, plans, goals and objectives, including certain projections, milestones, targets, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. Forward-looking statements include, but are not limited to, statements concerning:

•	The timing, completion and estimated production capacity of our proposed small-scale boron facility (“SSBF”) and proposed large-scale complex;

•	The outputs from our proposed SSBF and their impact on future estimates and potential studies regarding our proposed large-scale complex;

•	Unanticipated costs or delays associated with our proposed SSBF;

•	Use of our injection-recovery wells for extraction once our proposed SSBF and large-scale complex is complete;

•	Our ability to successfully and economically extract boron and lithium from colemanite;

•	The quantities of resources we expect to be able to extract and our production capabilities;

•	The timing of completing and the expected ability of our proposed SSBF facility to serve as a foundation for future design, engineering and cost optimization for our proposed large-scale complex;

•	Our ability to secure the requisite funding for the successful engineering, development, construction, completion and operation of our proposed facilities;

•	The timing and viability of achieving initial commercial production;

•	Our ability to commercialize our output and to enter into commercial agreements;

•
The total addressable market for materials we intend on producing and selling, including its current size, growth trajectory and the underlying factors that may drive growth in the overall market size;

•	The cost and availability of natural gas and electricity;

•	Our ability to timely and successfully reach anticipated full commercial production capacity;

•	Our ability to achieve and maintain profitability and to develop and maintain positive cash flow from our proposed operating activities;

•	Our ability to enter into and deliver product under binding supply agreements;

•	Our ability to acquire and maintain the necessary mining licenses, permits and access rights;

•	Our ability to acquire and maintain the necessary mineral property interests and related water rights;

•	The demand for borates and lithium and the market for their end-use applications; and

•	Our ability to develop downstream advanced materials capabilities.
These forward-looking statements are subject to a number of risks and uncertainties, including:

•	Our limited operating history in the borates and lithium industries and no revenue from our proposed extraction operations at our properties;

•	Our need for substantial additional financing to execute our business plan and our ability to access capital and the financial markets;

•	Our status as an exploration stage company dependent on a single project with no known mineral reserves and the inherent uncertainty in estimates of mineral resources;

•	Our lack of history in mineral production and the significant risks associated with achieving our business strategies, including our downstream processing ambitions;

•	We have incurred significant net operating losses to date and we anticipate incurring continued losses for the foreseeable future;

•	Risks and uncertainties relating to the development of Fort Cady (“Fort Cady” or the “Project”);

•	Risks related to our ability to prepare and update further technical and economic analysis of Fort Cady, and the timing thereof;

•	Our dependence on a single project;

•	Risks related to our ability to achieve and maintain profitability and to develop positive cash flow from our operating activities;

•	Risks, including changes in technology, that could adversely affect the demand for end use applications that require borates, lithium, and related minerals and compounds;

•	Our long-term success is dependent on our ability to enter into and deliver product under supply agreements;

•	Risks related to estimates of our total addressable market;

•	The costs and availability of natural gas, electricity, and water;

•	Uncertain global economic conditions and the impact this may have on our business and plans;

•	Risks associated with our ongoing investment in Fort Cady;

•	Risks associated with the required infrastructure at Fort Cady;

•	Risks related to the titles of our mineral property interests and related water rights;

•	Any restrictions on our ability to obtain, recycle, and dispose of water on site;

•	Risks related to the portion of Fort Cady that we lease from a third party;

•	Risks related to land use restrictions on our properties;

•	Risks related to volatility in prices or demand for borates, lithium, and other minerals;

•	Fluctuations in the U.S. dollar relative to other currencies;

•	Risks related to mineral exploration and development;

•	Risks related to equipment shortages and supply chain disruptions;

•	Risks associated with any of our customers, suppliers, or any third parties not implementing ethical or legal business practices in compliance with applicable laws and regulations;

•	Competition from new or current competitors in the mineral exploration and mining industry;

•	Risks associated with consolidation in the markets in which we operate and expect to operate;

•
Risks related to compliance with environmental and regulatory requirements, reclamation requirements, the potential generation and disposal of hazardous waste, climate change, and the proposed SEC rules on climate-related disclosures;

•	Risks related to our ability to acquire and maintain necessary mining licenses, permits, or access rights;

•	Litigation risk;

•	Risks related to our main operations being located in California and our engagement with local communities;

•	Risks relating to our investment in the Salt Wells North project area and the Salt Wells South project area (together, the “Salt Wells Projects”) located in Nevada;

•	Our dependence on key management and third parties;

•	Risks related to potential acquisitions, joint ventures, and other investments;

•
Risks related to public health threats, including the novel coronavirus, that may continue to cause disruptions to our operations or may have a material adverse effect on our development plans and financial results;

•	Information technology risks;

•	Risks and costs relating to the Reorganization;

•	Risks related to the possible dilution of our Common Stock;

•	Risks related to our stock price and trading volume volatility;

•	Risks relating to the development of an active trading market for our Common Stock;

•	Risks related to our status as an emerging growth company;

•	Risks related to technology systems and security breaches;

•	A shortage of skilled technicians and engineers;

•	Risks related to technology systems and security breaches;

•	Our facilities of operations could be adversely affected by outside events outside of our control, such as natural disasters, climate change, wars, or health epidemics or pandemics;

•	Risks and uncertainties related to the COVID-19 pandemic;

•	Our increased costs as a result of being a U.S. listed public company;

•	Strategic actions, including acquisitions and dispositions of investments, including but not limited to integrations of acquiring investments; and

•	Risks associated with our convertible notes issued subsequent to June 30, 2022

•	Risk of insufficient cash flow to service the convertible notes

•	Risk of foreclosure on our assets if we default on the convertible notes

•	Risk of dilution of the ownership interest of our existing stockholders if the convertible notes are converted

•	Risk of adverse impact on the price of our common stock if the convertible notes are converted

•	Risks associated with limitations on our ability to raise money through equity offerings and to incur additional indebtedness imposed by the convertible notes agreement

•	Any other risks described elsewhere in this Annual Report on Form 10-K or the documents incorporated herein by reference.
While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described under the heading “
Risk Factor Summary
” and “
Risk Factors
,” any of which could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.
These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required under federal securities laws. You are advised, however, to consult any additional disclosures we make in our reports to the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this filing.
CAUTIONARY NOTE REGARDING RESERVES
Unless otherwise indicated, all mineral resource estimates included in this report have been prepared in accordance with, and are based on the relevant definitions set forth in, the SEC’s Mining Disclosure Rules and Regulation
S-K
1300 (each as defined below). Mining disclosure in the United States was previously required to comply with SEC Industry Guide 7 (the “SEC Industry Guide 7”) under the Securities Exchange Act of 1934 (the “Exchange Act”). In accordance with the SEC’s Final Rule
13-10570,
Modernization of Property Disclosure for Mining Registrant, the SEC has adopted final rules, effective February 25, 2019, to replace SEC Industry Guide 7 with new mining disclosure rules (the “Mining Disclosure Rules”) under sub-part
1300 of Regulation
S-K
of the Securities Act of 1933, as amended (the “Securities Act”) (“Regulation
S-K
1300”). Regulation
S-K
1300 replaces the historical property disclosure requirements included in SEC Industry Guide 7. Regulation
S-K
1300 uses the Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”)-based classification system for mineral resources and mineral reserves and accordingly, under Regulation
S-K
1300, the SEC now recognizes estimates of “Measured Mineral Resources,” “Indicated Mineral Resources” and “Inferred Mineral Resources,” and require
SEC-registered
mining companies to disclose in their SEC filings specified information concerning their mineral resources, in addition to mineral reserves. In addition, the SEC has amended its definitions of “Proven Mineral Reserves” and “Probable Mineral Reserves” to be substantially similar to international standards. The SEC Mining Disclosure Rules more closely align SEC disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards, including the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves, referred to as the “JORC Code.” While the SEC now recognizes “Measured Mineral Resources,” “Indicated Mineral Resources” and “Inferred Mineral Resources” under the SEC Mining Disclosure Rules, investors should not assume that any part or all of the mineral deposits in these categories will be converted into a higher category of mineral resources or into mineral reserves.
The following terms, as defined in Regulation
S-K
1300, apply within this report:

Measured Mineral Resource (“Measured” or “Measured Mineral Resource”)	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Indicated Mineral Resource (“Indicated” or “Indicated Mineral Resource”)	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred Mineral Resource (“Inferred” or “Inferred Mineral Resource”)	that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Probable Mineral Reserve (“Probable” or “Probable Mineral Reserve”)	the economically mineable part of an indicated and, in some cases, a measured mineral resource. that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Proven Mineral Reserve (“Proven” or “Proven Mineral Reserve”)	the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
Millcreek Mining Group prepared an independent technical report dated February 7, 2022, with an effective date of October 15, 2021 (the “Initial Assessment Report”). The purpose of the Initial Assessment Report is to support the disclosure of mineral resource estimates for Fort Cady. The Initial Assessment Report was prepared in accordance with the SEC’s Mining Disclosure Rules and Regulation
S-K
Subpart 1300 and Item 601(b)(96) (technical report summary). The Initial Assessment Report is discussed in
Business
and
Properties
and incorporated by reference as Exhibit 96.1 to this report on Form
10-K.
UNLESS OTHERWISE EXPRESSLY STATED, NOTHING CONTAINED IN THIS FILING IS, NOR DOES IT PURPORT TO BE, A TECHNICAL REPORT SUMMARY PREPARED BY A QUALIFIED PERSON PURSUANT TO AND IN ACCORDANCE WITH THE REQUIREMENTS OF SUBPART 1300 OF SECURITIES EXCHANGE COMMISSION REGULATION
S-K.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE COMPANIES
We are an exploration stage company and do not currently have any known mineral reserves and cannot expect to have known mineral reserves unless and until an appropriate technical and economic study is completed for Fort Cady or any of our other properties that shows Proven or Probable Mineral Reserves as defined by Regulation
S-K
1300. We currently do not have any Proven or Probable Mineral Reserves. There can be no assurance that Fort Cady or any of our other properties contains or will contain any such
SEC-compliant
Proven or Probable Mineral Reserves or that, even if such reserves are found, the quantities of any such reserves warrant continued operations or that we will be successful in economically recovering them.
CAUTIONARY NOTE REGARDING EMERGING GROWTH COMPANY STATUS
Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to adopt a new or revised standard early.
CAUTIONARY NOTE REGARDING INDUSTRY AND MARKET DATA
This filing includes information concerning our industry and the markets in which we will operate that is based on information from various sources including public filings, internal company sources, various third-party sources and management estimates. Our management estimates regarding our position, share and industry size are derived from publicly available information and our internal research, and are based on a number of key assumptions made upon reviewing such data and our knowledge of such industry and markets, which we believe to be reasonable. While we believe the industry, market and competitive position data included in this report is reliable and is based on reasonable assumptions, such data is necessarily subject to a high degree of uncertainty and risk and is subject to change due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this filing. These and other factors could cause results to differ materially from those expressed in the estimates included herein. We have not independently verified any data obtained from third-party sources and cannot assure you of the accuracy or completeness of such data.

PART 1
Items 1 and 2.     Business and Properties
Overview
We are an exploration stage company focused on becoming a vertically integrated global leader and supplier of boron specialty and advanced materials, complemented by lithium carbonate production capabilities. Our mission is to become a supplier of these critical materials to industries addressing global decarbonization, food security, and production of domestic supply. Our business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of boric acid, lithium carbonate and potentially other co-products,
to downstream boron advanced material processing and development. Our business is based on our large domestic boron and lithium resource in Southern California, and we intend to leverage this asset once commercially operational to internally supply our proposed downstream advanced material development activities overtime.
We hold 100% of the rights—either through ownership or leasehold interest—in Fort Cady through our wholly owned subsidiary, 5E Boron Americas, LLC (f/k/a Fort Cady (California) Corporation) (“5E Boron Americas”). Through a multi-phased approach, we plan to develop Fort Cady into a large-scale boron and lithium complex. Fort Cady is based on a conventional colemanite deposit, which is a hydrated calcium borate mineral found in evaporite deposits, and we believe it is one of the largest known new conventional boron deposits globally. The deposit hosts a mineral resource from which we intend to extract and process into boric acid, boron advanced materials, lithium carbonate, and potentially other co-products.
These materials are scarce in resource, currently subject to supply risk as a large portion of their consumption in the United States is sourced from foreign producers and are essential for supporting critical industries. If and when Fort Cady is successfully developed, we believe that we can become an important supplier helping address supply security for these materials in the United States. The importance of Fort Cady and its mineral resource has been recognized by it being designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. Fort Cady is also expected to serve as an important supply source of boric acid that we intend to process and develop into boron specialty and advanced materials over time.
Our Strengths
We believe the following key strengths will help us toward our goal of becoming an important supplier of boron specialty and advanced materials, complemented by lithium carbonate production capabilities:
Strategically Positioned to Benefit from Expected Substantial Demand Growth as Decarbonization Efforts Intensify and Future Facing Markets Develop.
We are an exploration-stage company aiming to develop a materials resource of high-quality borates and other key materials, such as lithium, currently positioned as inputs into key technologies and industries that address climate change, support decarbonization, and support food and domestic security sectors. We believe factors such as government regulation and incentives and capital investments across industries will drive demand for end-use
applications like solar and wind energy infrastructure, neodymium-ferro-boron magnets, lithium-ion
batteries, and other critical material applications. We expect any such growth in demand to increase the need for borates and other advanced materials that we seek to produce. In addition, products with future facing applications, including in the semi-conductor, life sciences, aerospace, military and automotive markets, are also expected to drive demand growth. As a result of our broader focus on the boron specialty and advanced materials rather than specific end use applications, we believe we can be well-positioned to be an important domestic supplier to a number of different sectors benefitting from their expected growth.
Attractive Geographic Location with a Potential to Address Global Supply Challenges and National Security Concerns.
Over the last year, the United States has taken action to reinforce existing supply chains and access to critical materials, while working to secure the domestic supply. In February 2022, Fort Cady was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security

Agency, which we believe is a testament to its potential importance as a U.S.-based source of boron, lithium and other materials. This designation supports our goal of playing an important role in providing critical materials domestically, while simultaneously addressing the currently challenged global supply chain. The global boron market is exposed to potential supply risks. There are currently only two major global suppliers (Eti Maden and Rio Tinto Borax) who together represented approximately 85% of total supply in 2021, with Eti Maden representing approximately 60% of global supply in 2021. Similarly, there are only a small number of domestic lithium carbonate suppliers today in the United States. Fort Cady is located in Southern California and, if successfully commercialized, we expect it will have the ability to supply U.S. markets and industries with these two key materials, and thereby help reduce reliance on foreign sources. Our plans to develop U.S.-based downstream capabilities are similarly expected to allow us to onshore additional components of the overall boron supply chain that have historically been concentrated in Asia and other foreign regions.
Fort Cady is Based on one of the Largest Known New Conventional Boron Deposits in the World and Includes a Complementary Lithium Resource that has the Potential to Enable Us to Become an Important Participant in the U.S. Lithium Market.
The Fort Cady deposit is a rare colemanite borate deposit, and we believe it is one of the largest known new deposits of colemanite globally. The Initial Assessment Report prepared for us estimates a combined 97.55 million tons of Measured Mineral Resource plus Indicated Mineral Resource at Fort Cady, with a grade of 6.53% for boron oxide (B2O3) and 324 parts per million for lithium. The mineral resource estimate also identified 11.43 million tons of Inferred Mineral Resource with a grade of 6.40% boron oxide and 324 parts per million for lithium. Across the three mineral resource categories there is an estimated 108.98 million tons grading 6.52% for boron oxide and 324 parts per million for lithium. The Initial Assessment Report estimated total contained mineral resource across all resource categories equal to 12.62 million tons of boric acid equivalent at a 5%
cut-off
grade. We believe that the complementary lithium resource at Fort Cady, if successfully developed, has the potential to enable us to become an important participant in the U.S. lithium market. We believe the size and quality of our Fort Cady resource also positions us to become a long-term supplier, if and when the site becomes operational.
We Believe Our Approach for Developing and Commercializing Fort Cady, along with our Orientation towards Decarbonization-Enabling Materials and Industries can Position us Well to Focus On Important Sustainability Initiatives.
We believe that the boron and lithium materials we plan on producing will support industries and applications that enable decarbonization and emission reduction, such as electric vehicles and green energy. These industries are important contributors and supporters of the United Nations Sustainability Development Goals (“SDG’s”), which include accelerating a net-zero
future, promoting sustainable infrastructure, improving global nutrition and health as well as promoting innovation. Further, we believe that our extraction techniques will help us create a set of infrastructure that is aligned with the industries we plan on supporting. Our method of in-situ
extraction is expected to source hot water from our hydrology wells while providing for closed loop water recycling which we expect will help reduce overall water consumption and provide for efficient energy management.
In-situ
extraction is also traditionally associated with less above ground land disturbance than traditional resource extraction methods, while using less fossil fuels. Given our early stage of development, we believe we have a clean sheet opportunity to develop and grow our business and a potential sustainability advantage, including building a diverse board of directors and leadership team as well as creating strong corporate governance policies, in each case focused on sustainability matters. Our focus will be to have a positive impact on the prosperity of local communities by supporting job creation, providing specialized training, targeting local procurement and investment, all of which are important given the local community near Fort Cady is designated an economic development zone by the State of California. Finally, we expect to collaborate on technology and material development with universities and research institutions across the United States and abroad with the overall objective of driving innovation, including with respect to boron advanced materials.
Proven Management Team with Deep Project Execution and Operational Experience.
Our management team is led by our Chief Executive Officer, Henri Tausch, who has over 30 years of international experience developing and growing businesses in mature and emerging regions, and in leading the development of complex projects and services in various industries across mining, power generation, refining, distribution, and chemicals. Mr. Tausch’s prior roles included Chief Operating Officer of Shawcor, a global infrastructure and energy technology services company, and Vice President and Global Business Leader for Honeywell’s Field Solutions Business. The senior leadership team also includes Dr. Dinakar Gnanamgari (Chief Commercial Officer and Chief Technical Officer) and Tyson Hall (Chief Operating Officer), both of whom bring a wealth of project delivery, operations, and executive leadership experience, including at Albemarle Corporation, a global specialty chemicals business.
Our Strategy
Our strategy is founded on leveraging our large mineral resource, related proposed infrastructure project, project development and advanced materials expertise to develop a vertically integrated business focused on boron specialty and advanced materials, complemented by lithium production capabilities. We intend to thoughtfully develop our business over time in a systematic manner, starting with the development and construction of our SSBF to support ongoing design work, engineering and cost optimization for our proposed large-scale complex that we believe will provide us with the ability to commercially produce salable products including boric acid and lithium carbonate, while opportunistically developing downstream boron advanced material processing capabilities to extract greater value out of the boron supply chain.
Key elements of our strategy include:
Develop and Commercialize Fort Cady to Produce an Economical and Secure Supply of Boron and Lithium and Focusing on a more Environmentally Friendly
In-Situ
Extraction Process as Compared to Traditional Mining.
Our initial objective is to develop our Fort Cady boron and lithium resource and achieve a commercial extraction volume of borates, lithium and other co-products
safely, profitably with a focus on a more environmentally friendly in-situ
extraction process as compared to traditional mining. The SSBF, which we began constructing in April 2022, is expected to serve as a foundation for future design, engineering, and cost optimization of our planned large-scale complex. If and when Fort Cady is fully operational in accordance with our current plan, we believe that we can have an opportunity to be a long-term supplier of boric acid and lithium carbonate, and Fort Cady can serve as an important internal supply source for our development of downstream specialty and advanced materials.
Establish Competitive Market Positions in High Value, High Margin Markets for Boron Specialty and Advanced Materials and Lithium that Address Decarbonization, Food Security, and production of Domestic Supply
. We are seeking to establish competitive market positions in high value in use, high margin, and high technology boron specialty and advanced materials and lithium markets. We believe that as a result of the global push to address climate change and achieve decarbonization, as well as increasing challenges related to food security and geopolitical instability, key sectors such as electric vehicle manufacturing, clean energy infrastructure, food and fertilizers, and domestic security, will experience significant growth in the future. As a result, these sectors are expected to require secure and substantial new supplies of key inputs such as boron and lithium to support their growth. Assuming the successful commercial completion of our large-scale complex, we believe we will have the opportunity to become one of the largest suppliers of boric acid and lithium carbonate in the domestic U.S. and international markets. Over time, we plan on developing downstream boron advanced materials capabilities to convert boric acid into boron advanced materials. These boron advanced materials may support higher technology applications across the fields of semi-conductors, life sciences, aerospace, military and automotive markets and would allow us to extract greater value from our processes and supply chain. Downstream boron advanced materials capabilities may be developed over time through a combination of internal research and development, commercial partnerships or joint ventures with other organizations or research institutions, or via the acquisition of intellectual property related to processing and manufacturing.

Sign Offtake Agreements and Develop Commercial Partnerships to Expand High-Performance Boron and Lithium Product Capabilities and Embed Ourselves in Customer Supply Chains.
As part of the commercialization plans for Fort Cady, we plan on dedicating resources for marketing efforts to establish commercial offtake agreements for the sale of boric acid and lithium carbonate. We believe sales of these materials will support our strategy of achieving a durable revenue base, which can be used to fund subsequent incremental capacity plans at Fort Cady and generate cash necessary for investments in downstream boron advanced materials capabilities. As we develop our downstream materials business, we plan to collaborate with customers and partners to support their development of high-performance applications in the areas of clean energy infrastructure, electric transportation, and high-grade fertilizers among other end uses. These commercial partnerships are expected to be an important element of embedding us within global supply chains and positioning us as an essential supplier of boron specialty and advanced materials. We intend to invest in research and development initiatives with an aim to support our customers’ product development and create intellectual property for us.
Potentially Diversify our Sources of Supply.
Initially, we will rely on production from Fort Cady to support materials sales and downstream materials processing capability development. We have the opportunity to expand our supply of resources as a result of our earn-in
right to acquire a 100% interest
(“Earn-In
Agreement”) in the Salt Wells Projects in the State of Nevada, a land package that is considered a prospective area for borates and lithium deposits. Pursuant to the
Earn-In
Agreement, we may acquire a 100% interest in the Salt Wells Projects which has the potential to serve as a second pillar of high-quality borates and lithium supply to us. We plan on assessing new resources that offer the potential to provide economically viable alternative sources of borates or other essential materials.
Corporate History and Reorganization
American Pacific Borates Limited (“ABR”), our former parent company, was incorporated in October 2016 under the laws of Western Australia for the purpose of acquiring the rights in Fort Cady from Atlas Precious Metals, Inc. The acquisition of Fort Cady was completed in May 2017 and ABR’s ordinary shares were subsequently admitted for official quotation on the Australian Securities Exchange (“ASX”) in July 2017.
We were incorporated in the State of Delaware on September 23, 2021, as a wholly owned subsidiary of ABR for the purposes of effecting the Reorganization (as defined herein).
We received all the issued and outstanding shares of ABR pursuant to a statutory Scheme of Arrangement under Part 5.1 of the Australian Corporations Act (“Scheme”). The Scheme was approved by ABR’s shareholders at a general meeting of shareholders held on December 2, 2021. Following shareholder approval, the Scheme was approved by the Federal Court of Australia on February 24, 2022.
After completion of the Scheme, we listed our Common Stock on the NASDAQ under the symbol “FEAM” on March 15, 2022 and de-listed
ABR from the ASX on March 8, 2022.
Pursuant to the Reorganization, we issued to the shareholders of ABR either one share of our Common Stock for every ten ordinary shares of ABR or one CHESS Depositary Interest over our Common Stock (a “CDI”) for every one ordinary share of ABR, in each case, as held on the Scheme record date. Eligible shareholders of ABR (those whose residence at the record date of the Scheme is in Australia, New Zealand, Canada, Hong Kong, Ireland, Papua New Guinea, Singapore, Malaysia, Thailand, or the United States) received CDIs by default. In order to receive Common Stock, eligible shareholders were required to complete and submit an election form to ABR’s registry no later than 5:00 pm (AEDT) on March 2, 2022. Ineligible shareholders did not receive CDIs or shares of Common Stock but instead received the proceeds from the sale of the CDIs to which they would otherwise have been entitled by a broker appointed by ABR. The appointed broker sold the CDIs in accordance with the terms of a sale facility agreement and remitted the proceeds to ineligible shareholders. Additionally, we canceled each of the outstanding options to acquire ordinary shares of ABR and issued replacement options representing the right to acquire shares of our Common Stock on the basis of one replacement option for every ten existing ABR options held. We maintain an ASX listing for our CDIs, with each CDI representing 1/10th of a share of Common Stock. Holders of CDIs are able to trade their CDIs on the ASX and holders of shares of our Common Stock are able to trade their shares on NASDAQ.
Following completion of the Reorganization, ABR became a wholly owned subsidiary of 5E Advanced Materials, Inc.
Corporate Update
In March 2022 we executed a research agreement with Georgetown University that aims to enhance the performance of permanent magnets through increased usage of boron. We believe the potential benefits of this agreement include creating intellectual property and commercialization pathways for us as it pertains to the manufacturing of boron enhanced permanent magnets.
Our team in California and Texas continues to grow with several new hires across operations, administration, and finance, including a former key employee with over 19 years of experience at Albemarle Corporation that spans across multiple disciplines including process design, purchasing, M&A, and general management. As of June 2022, the majority of our administrative and operational personnel have transitioned to the U.S. and we hired a Chief Accounting Officer with over 29 years of experience. We anticipate a step-up
in hiring as we work towards mechanical completion and operation of the SSBF.
In light of the recent Presidential Executive Orders and U.S. government initiatives, we have increased our government affairs effort by engaging a specialized management consulting firm in May 2022 to pursue federal, state, and local funding opportunities. We have continued to advance our efforts around environmental, sustainability and governance (“ESG”), and have been working with a North American sustainability consulting firm to develop our ESG strategy and future reporting framework.
In May 2022 we signed a
non-binding
letter of intent with Rose Mill Co. (“Rose Mill”) for the joint research and development of boron advanced materials applications across a number of industrial and military fields. In June 2022, we signed a non-binding
letter of intent with Corning International for the supply of boron and lithium materials, technical collaboration to develop advanced materials and potential financial accommodations in support of a commercial agreement. We continue to advance discussions with other customers for boron advanced materials.
SSBF Update
The SSBF is our proposed smaller scale boron facility which is expected to serve as a foundation for future design, engineering, and cost optimization for our large-scale complex at Fort Cady focused on boron and lithium. Once successfully completed, the SSBF will be an essential step in the overall Fort Cady development plan and is expected to serve as our initial extraction and processing facility. In recent months, we have made progress on planning and procurement of long lead item equipment for our SSBF, with major equipment either already on-site
or scheduled for delivery. Detailed engineering, including our hazard analysis, instrument designs, piping isometrics, and structural and foundation design, was substantially completed by March 2022 and the progress of detailed engineering provided us the opportunity to engage in a competitive bidding process for the SSBF construction contract. In April 2022, we awarded the construction contract to a contractor. Assuming no unexpected delays in construction, supply chain issues or availability of labor, we are targeting completing the construction of the SSBF around the end of the 2022 calendar year at an engineered estimated test production capacity of approximately 2,000 tons per year of boric acid. This facility is being designed to process a pregnant leach solution (“PLS”) containing boron and lithium extracted from colemanite. Assuming the timely and successful construction and operation of the SSBF, production from our SSBF is primarily intended to provide PLS and process intelligence that will help us to more effectively detail engineer our proposed large-scale complex and estimate capital expenditures required to build our large-scale complex. It is possible that a portion of the output from our SSBF may be used to support customer origination efforts for eventual offtake and qualification and may be used for commercial sales and to progress our advanced materials development. The extraction of the PLS is expected to occur through our injection-recovery wells, and we completed four such wells by May 2022. As of June 30, 2022, we had no lost time injuries for any of our sites during the calendar year 2022, and we will continue to prioritize the safety and well-being of personnel. While the total cost is subject to change, we currently estimate the total cost of the SSBF (including the drilling and installation costs for our injection recovery wells of $3.4 million) to be between $45 and $55 million, of which $25.6 million had been spent (including costs for our injection recovery wells of $3.4 million) as of June 30, 2022, and the remainder is expected to be incurred prior to March 31, 2023.
Fort Cady
Our previous development plans were focused on boron and sulphate of potash (“SOP”) and developing a large-scale complex under a phased development process. During the 2022 fiscal year, we have changed the focus of our business plan and have worked with our external engineering partners on an updated process design for our proposed large-scale complex at Fort Cady. Our Initial Assessment Report added further definition to our large boron resource and established the existence of a lithium mineral resource that we believe could provide us with potential lithium carbonate production. Due to the current favorable market backdrop and growing importance of critical materials, we now intend to focus primarily on further defining our boron and lithium resources, and to work towards developing a large-scale boron and lithium complex for the extraction of boric acid and lithium carbonate. A focus on boron and lithium extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food security, and production of domestic supply and our focus on high value in use materials and applications.
The SSBF is expected to serve as a foundation for future design, engineering, and cost optimization for our large-scale complex. We believe that the successful completion of the SSBF is an important path to obtaining critical information that will help enable us to optimize the efficiency, output and economic profile of our large-scale complex. As such, we expect to incorporate value engineering and cost structure optimization into the continued technical and economic analysis of the proposed large-scale complex, and to provide project updates, rather than completing a bankable feasibility study in fiscal year 2022. We have begun to progress plans for the proposed large-scale complex processing plant, including defining infrastructure, material balance and process flow diagrams, co-generation,
as well as the integration of a sulfuric acid plant, and are developing a priced equipment list for process equipment needed for full-scale operations. Notwithstanding the proposed scope changes to Fort Cady and our large-scale complex focused on boron and lithium, we continue to target, assuming timely and successful construction and operation of the SSBF, and obtaining the requisite funding for construction, the potential for initial commercial production in 2025. We also intend to develop downstream boron specialty and advanced materials capabilities and anticipate using internally generated boric acid to supply downstream processing activities.
As a result of the change in project scope, enhanced focus on boron and lithium, and current favorable market backdrop for these materials, we have also refined our anticipated phased development approach for the large-scale complex at Fort Cady, which differs from our February 2021 Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (“JORC Code”) report. We are currently targeting a boric acid production capacity of approximately 250,000 tons per year once our proposed large-scale complex at Fort Cady commences initial operations. In addition, based on currently expected engineering and process design, once in full production, we believe Fort Cady could potentially produce up to 500,000 tons per year of boric acid. We will consider the pacing and timing of any potential incremental capacity additions above the initial target of 250,000 tons per year, and we expect this to be an economic decision based on factors including go-forward
supply and demand fundamentals, pricing, and further engineering work to be conducted over time. We also intend to leverage our anticipated internal supply of borates to produce boron specialty and advanced materials and additional lithium carbonate. However, further analysis is required with respect to the potential for boron advanced materials, with the successful completion and operation of the SSBF expected to provide key operational input for this analysis. Additionally, early estimates by us currently target a lithium carbonate production capacity of up to several thousand tons per year upon completion of our proposed large-scale complex, and we expect the successful completion and operation of the SSBF to provide further information on this point. If we successfully meet the aforementioned early estimates of lithium carbonate production capacity, this could allow us to become an important participant in the U.S. lithium carbonate market. Given currently high lithium prices and electric vehicle growth forecasted by third-party analysts, we believe that an ability to produce a co-
product of lithium carbonate could have a positive impact on our business.
The proposed large-scale complex is being designed and engineered to regenerate a significant portion of hydrochloric acid, which we expect to increase efficiencies and reduce our emphasis on SOP to produce feedstock hydrochloric acid. While production of SOP remains in our long-term plans, we believe we can implement the Mannheim process to produce SOP during later phases of Fort Cady when capacity for boric acid production exceeds 250,000 tons per year. Our short to medium term plan focuses on the production of boric acid, boron advanced materials, and lithium carbonate where we currently see favorable market pricing and high value in use. We believe that a focus on boron and lithium could be an important step towards creating a more durable, less seasonal business compared to a more traditional commodity-driven fertilizer focused business.
The continued technical and economic analysis described above with respect to our proposed large-scale complex and overall business strategy, has been determined by us to be a currently more cost effective and time efficient way to proceed. This continued technical and economic analysis of the proposed large-scale complex is subject to change and may lead to a separate technical study, an update to our Initial Assessment Report or a more comprehensive study. However, we cannot assure you of the form and scope of this continued technical and economic analysis, and it is possible that we will conclude that the completion of any such further studies (including a bankable feasibility study) may not be commercially reasonable, necessary or possible at all.
In May 2022, we announced a change in project scope compared to our previous business plans. Our new business plan includes:

•	a focus on boron and lithium extraction (as opposed to boron and SOP under our previous plans);

•
revisions to the proposed processing facility design (including a targeted increase of the overall long- term potential production capacity to approximately 500,000 tons pa of boric acid compared to approximately 450,000 tons pa of boric acid under our previous plans); and

•
a modified sequencing of our project development timeline to include the initial SSBF followed by the development of our proposed large-scale complex (as opposed to only developing the large-scale complex under our previous plans), with the expectation that operating data to be obtained from the SSBF will be important in determining the future design, engineering and cost optimization for our large-scale complex, as well as the expected total capital expenditures and ongoing required operating expenditures related thereto.

These project scope changes, taken together with cost inflation, have resulted in a material increase to our previously estimated capital expenditure budget required to complete our proposed large-scale complex. As a result, we currently expect a material increase to our capital expenditure budget compared to the previously published estimates and our internal cost estimates. In addition, the capital expenditures related to our proposed large-scale complex continue to be subject to change as our technical and economic analysis progresses. Such changes could also be material, including without limitation as a result of potential future price increases for major equipment or labor, and future operating data from our SSBF which may result in changes in the design and engineering of our proposed large-scale complex. The foregoing factors may lead to materially higher costs, delays or the inability to complete our proposed large-scale complex as planned or on commercially reasonable terms or at all. Furthermore, it could take several months or longer for the operating data from the operational SSBF to be sufficiently calibrated and reliable to provide reasonable input into the future design, engineering and cost optimization for our large-scale complex, as well as the expected total capital expenditures and ongoing required operating expenditures related thereto. As a result, depending on the timing, nature, quality and specificity of the data we receive from the operational SSBF, we may require significant additional capital before we can progress the development of our proposed large-scale complex. Such additional capital may be needed to fund further detailed engineering work necessary to prepare a feasibility study (if any), including engineering work to define, with a reasonable degree of certainty, the capital expenditures required for our proposed large- scale complex and in particular related to equipment and drilling. We may also need additional capital for continued operation of the SSBF to obtain test and flow data required to complete such detailed engineering work. As a result, we can provide no assurance that we will be able to meet our expected timelines, capital expenditure and costs estimates with respect to our SSBF and large-scale complex and we may need significant additional capital to pursue our operating plans, which capital may not be available to us on commercially reasonable terms or at all.
Competition
The mining industry is highly competitive. According to Global Market Insights, in 2021, there were two major competitors in the borates industry, Rio Tinto Borates (“RTB”) and Eti Maden. If we are successful in bringing Fort Cady into production, we would be competing with those two large competitors in the borates industry, one global mining conglomerate and one state-owned enterprise, each of which we believe are generally well-funded and established. We, therefore, may be at a significant disadvantage in the course of obtaining materials, supplies, labor and equipment from time to time. Additionally, we are, and expect to continue to be, an insignificant participant in the business of mining exploration and development for the foreseeable future.
The two largest competitors in the production of boric acid are RTB and Eti Maden, which is owned by the Turkish Government. According to a 2021 report from Global Market Insights, together they supplied approximately 85% of global boron production demand in 2021 which has led to a global duopoly, with Eti Maden alone having supplied approximately 60% of the world’s demand in 2021.
Additionally, the lithium industry is highly competitive, and according to a Woods Mackenzie report, as of March 2022, the market was dominated by Albemarle Corporation, Sociedad Quimica y Minera De Chile S.A., Jiangxi Gangfeng Lithium Co. Ltd., Tianqi Lithium Corp., and Livent Corporation, all of which we believe are generally well-funded and established.
If and when Fort Cady is successfully developed and commercialized, the primary factors that we will be competing upon include, without limitation, the amount and quality of our material resource, the pricing of our products, and the quality of our customer support and service. Furthermore, prospective customers may consider additional factors such as the geographic location of our operations and the reputation of our business as compared to our competitors.
Customers
Because we have not yet begun production of mineral products, we currently do not have any binding supply agreements with customers.
In May 2021, ABR entered into a
non-binding
letter of intent with Compass Minerals America Inc. (“Compass Minerals”), a subsidiary of NYSE-listed Compass Minerals, Inc., to progress negotiations with respect to Compass Minerals taking responsibility for the sales and marketing of SOP from our operations.
In September 2021, ABR entered into a
non-binding
letter of intent with Borman Specialty Materials. Under the terms of the letter of intent, we agreed to work together towards a binding agreement for the supply of boric acid and other boron specialty and advanced materials, which will be used to manufacture products with critical applications for future facing global markets, including the semi-conductor, life sciences, aerospace, military and automotive markets.

In May 2022, we signed a
non-binding
letter of intent with Rose Mill Co. for boron advanced materials that focus on industrial and military applications. In June 2022, we signed a non-binding
letter of intent with Corning Incorporated for the supply of boron and lithium materials, technical collaboration to develop advanced materials and potential financial accommodations in support of a commercial agreement. We continue to advance discussions with other potential customers for boron advanced materials.
In parallel with ongoing test works, we plan to explore options to sell by-product
gypsum into the Californian gypsum market.
Governmental Regulation
We are subject to numerous and extensive federal, state and local laws, regulations, permits and other legal requirements applicable to the mining and mineral processing industry, including those pertaining to employee health and safety, air emissions, water usage, wastewater and stormwater discharges, air quality standards, greenhouse gas emissions, waste management, plant and wildlife protection, handling and disposal of hazardous and radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. Our business may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. These laws, regulations, permits and legal requirements have had, and will continue to have, a significant effect on our results of operations, earnings and competitive position.
Federal legislation and implementing regulations adopted and administered by the Environmental Protection Agency, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies, including legislation such as the federal Clean Water Act (“CWA”), the Safe Drinking Water Act (“SDWA”), the Clean Air Act, as amended (“CAA”), the National Environmental Policy Act (“NEPA”), the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the Resource Conservation and Recovery Act (“RCRA”), have a direct bearing on our proposed solution mining and processing operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.
CERCLA, and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring clean-up
actions, demands for reimbursement for government-incurred
clean-up
costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The RCRA, and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA, and comparable state statutes can impose liability for clean-up
of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.
CAA restricts the emission of air pollutants from many sources, including processing activities. Any future processing operations by us may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws, as administered by the Mojave Desert Air Quality Management District. New equipment and facilities are required to obtain permits before work and operations can begin. Once constructed or obtained, we may need to incur additional capital costs to ensure such facilities and equipment remain in compliance with applicable rules and regulations. In addition, permitting rules do impose limitations on our estimated production levels or result in additional capital expenditures in order to comply with the rules. We have received Authorization to Construct air permits for up to 270,000 tons of borates per year. We expect that we will need to modify these permits as engineering designs are finalized.
The CWA, and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Fort Cady received a Water Board Order from the Lahontan Regional Water Quality Control Board in 1988 and remains in compliance with the permit conditions. The water board regulates surface activities, such as ponds, that have the potential to allow process solutions to leak into the subsurface.
The CWA regulates storm water from facilities such as Fort Cady and generally requires a storm water discharge permit. Fort Cady is located within a closed basin; therefore, the stormwater regulations do not apply either during construction or operations. We have requested and received a Notice of
Non-Applicability
(NONA) from the Lahontan Regional Water Quality Control Board. CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.
The SDWA and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in California. The program requires that a Class III Solution Mining Permit be obtained before drilling an injection- recovery well. We have obtained permits to construct and operate a borate solution mine, with approval and bonding for the 13 injection-recovery and water monitoring wells. We expect that the EPA will grant authorization for additional wells as requested by FCCC subject to an increase of the reclamation bonding amount. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury; however, there are no drinking water aquifers within the area covered by the UIC permit.
The Federal Land Policy Management Act (the “FLPMA”) governs the way in which public lands administered by the U.S. Bureau of Land Management are managed. The General Mining Law of 1872 and the FLPMA authorize U.S. citizens to locate mining claims on federal lands open to mineral entry. Borate is a locatable mineral. Locatable mineral deposits within mining claims such as Fort Cady may be developed, extracted and processed under a Plan of Operations approved by the Bureau of Land Management. The National Environmental Policy Act requires a review of all projects proposed to occur on public lands.
NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. The Barstow Office of the BLM issued a Record of Decision for the EIS in 1994. The existing Record of Decision does not have an expiration date, and minor modifications may be required in the future, but are not required to begin operating.
Solution mining does not meet the definition of a mine under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), as amended by the Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”). Solution mining and processing activities are covered by the regulations adopted by the California Occupational Safety and Health Administration (“CalOSHA”). Therefore, our proposed operations will need to comply with the CalOSHA regulations and standards, including development of Safe Operating Procedures and training of personnel. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent may have a negative impact on the profitability of the operations.

When operational, Fort Cady will be required to maintain a comprehensive safety program. Employees and contractors will be required to complete initial training, as well as attend annual refresher sessions, which cover potential hazards that may be present at the facility. Workers at the facility will be entitled to compensation for any work-related injuries. The State of California may consider changes in workers’ compensation laws from time-to-time.
Our costs will vary based on the number of accidents that occur at Fort Cady and the costs of addressing such claims. We are and will be required to maintain insurance under various state workers’ compensation programs under the statutory limits for the current and proposed operations at Fort Cady and the offices in California and Houston.
We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping
and revegetating various portions of a site after well-field and processing operations are completed as well as plugging and abandoning injection recovery, water monitoring and exploration drilling holes. Comprehensive environmental protection and reclamation standards must be met during the course of, and upon completion of, mining activities, and any failure to meet such standards may subject us to fines, penalties or other sanctions. Reclamation efforts will be conducted in accordance with detailed plans, which are reviewed and approved by the USEPA, BLM and San Bernardino County on a regular basis. We currently have reclamation obligations and we have arranged and pledged certificates of deposits for reclamation with the state and federal regulatory agencies. At this time, land disturbance certificate of deposits for approximately $308 thousand are in place with the County of San Bernardino and certificate of deposits of approximately $778 thousand are held for EPA reclamation.
We may be required to obtain new permits and permit modifications, including air, construction and occupancy permits issued by San Bernardino County, California government, to complete our development plans. To obtain, maintain and renew these and other environmental permits and perform any required monitoring activities, we may be required to conduct environmental studies and collect and present to governmental authorities data pertaining to the potential impact that the current development plan or future operations may have upon the environment.
Environmental, safety and other laws and regulations continue to evolve which may us to meet stricter standards and give rise to greater enforcement, result in increased fines and penalties for noncompliance, and result in a heightened degree of responsibility for us and our officers, directors and employees. Future laws, regulations, permits or legal requirements, as well as the interpretation or enforcement of existing requirements, may require substantial increases in capital or operating costs to achieve and maintain compliance or otherwise delay, limit or prohibit our development plans and future operations, or other restrictions upon, our development plans or future operations or result in the imposition of fines and penalties for failure to comply.
Complying with these regulations is complicated and requires significant attention and resources. Our employees have a significant amount of experience working with various federal, state and local authorities to address compliance with such laws, regulations and permits. However, we cannot be sure that at all times we have been or will be in compliance with such requirements. We expect to continue to incur significant sums for ongoing regulatory expenditures, including salaries, and the costs for monitoring, compliance, remediation, reporting, pollution control equipment and permitting. In addition, we plan to invest significant capital to develop infrastructure to ensure it operates in a safe and environmentally sustainable manner.
We are not aware of any probable government regulations that would materially impact us at this time, however there can be no assurance that regulations may not arise in the future that may have a negative effect on our results of operations, earnings and competitive position.
Dependence on Key Vendors, Suppliers and Global Supply Chain
Construction of an
in-situ
leaching mining operation and processing plant at Fort Cady will require local resources of contractors, construction materials, energy resources, employees, and housing for employees. Fort

Cady has good access to
I-40
which connects it to numerous sizable communities between Barstow and the greater Los Angeles area which we believe can offer access to transportation, construction materials, labor, and housing. Fort Cady currently has limited electrical service sufficient for mine office and storage facilities on site but will require an upgrade for the proposed plant and wellfield facilities. We are currently exploring options for upgrading electrical services to Fort Cady and have executed an agreement to source high-speed internet to Fort Cady. An electrical transmission corridor operated by SCE extends north-eastward through the eastern part of Fort Cady. We currently have two water production wells in an aquifer within our permit boundary, but water is limited in the Mojave Desert. Currently no natural gas connects to the Project, but we are negotiating services with two suppliers in the region with multiple gas transmission pipeline located proximal to Fort Cady.
While we have to date not experienced any material adverse impact with respect to our employees or third-party vendors as a result of the pandemic, the effects of
COVID-19
on supply chains have adversely impacted our equipment procurement activities and could continue to do so. Material extended lead times for numerous items have caused delays on anticipated start-up
timeframes and the related price increases due to scarcity of supply have also affected us. These considerations are factored into our forecast but may be subject to revision depending on a change or extension of event. We continue to implement mitigation and risk management measures to reduce potential delays such as engaging multiple suppliers, vendor site visits, and procuring rental equipment to bridge potential gaps, however no assurance can be given that we will be successful in these efforts.
Employees
As of June 30, 2022, we had 23 full-time employees. We expect to significantly increase the number of employees upon full production at Fort Cady.
We use the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, we utilizes the services of independent contractors to perform construction, geological, exploration and drilling operation services and independent third-party engineering firms assist with the design, engineering, and cost optimization of the large- scale complex.
Exploration
In July 2021, we purchased an additional three parcels of land adjacent to Fort Cady, which we expect to become an exploration target to support proposed resource expansion drilling activities. An exploration target is a statement or estimate of the exploration potential of a mineral deposit in a defined geological setting where the statement or estimate, quoted as a range of tons and range of grade (or quality), relates to mineralization for which there has been insufficient exploration to estimate a mineral resource. The exploration target described above relates to the southeastern area outside the existing resource boundary of the Fort Cady deposit.
Seasonality
We have no properties that are subject to material restrictions on its operations due to seasonality. However, we note that given Fort Cady’s location in the Mojave Desert, Fort Cady site may be impacted by extreme heat in the summer season. In addition, the desert terrain of Fort Cady does not adequately absorb water and is subject to flash flooding in the instance of significant rain.
Corporate Office
Our principal executive offices are located at 19500 State Highway 249, Suite 125, Houston, Texas. Our telephone number is +1 (346)
439-9656.

Properties
Fort Cady
We hold 100% of the rights—either through ownership or leasehold interest—in the Project. Fort Cady is located in the Mojave Desert region in eastern San Bernardino County, California, approximately 36 miles east of Barstow, near the town of Newberry Springs and two miles south of Interstate 40
(“I-40”).
Fort Cady lies approximately 118 miles northeast of Los Angeles, California, or approximately half-way
between Los Angeles and Las Vegas, Nevada. Access to Fort Cady is eastbound from Barstow on
I-40
to the exit for Newberry Springs. From the exit of New Berry Springs, travel continues south on County Road 20796 for 2.2 miles to an unnamed dirt road bearing east for another 1.1 miles to the mine office and plant site at Fort Cady.
Fort Cady area operates with electricity and is well served by other infrastructure, including
I-40
and the main BNSF rail line serving Los Angeles running immediately north alongside
I-40.
There are three main natural gas transmission lines along the
I-40.
The two southern transmission lines are owned and operated by Southern California Edison, while the northern transmission line is owned and operated by Kinder Morgan. The port of Los Angeles and its sister port, the port of Long Beach, are in relatively close proximity. We believe that personnel resources are generally available, and labor can be sourced primarily from Barstow, California.
We believe the Fort Cady deposit is in a prospective area for borate and lithium mineralization. The deposit is situated in the Hector evaporite basin and is in close proximity to an Elementis-owned Hectorite lithium clay mine (the “Hectorite Mine”). Fort Cady has a similar geological setting as RTB’s Boron open-pit
mine and Nirma Limited’s Searles Lake operations, situated approximately 75 miles west- northwest and 90 miles northwest of Fort Cady, respectively.
The approved Fort Cady area, as defined in the land use operating permits, covers an area of approximately 343 acres.

Mineral Tenure
Mineral tenure for Fort Cady is through a combination of federal mining claims, a mineral lease, and private fee simple lands. These include 1,010 acres of fee simple patented or privately held land; 2,380 acres of unpatented claims held by FCCC; and 1,520 acres of unpatented claims leased by FCCC from Elementis.
Other areas surrounding the Fort Cady area include patented and unpatented lands of the Hectorite Mine directly west of Fort Cady and unclaimed public lands managed by the U.S. Department of Interior, Bureau of Land Management (“BLM”) to the north and east. Land south of the Fort Cady area are part of the U.S. Marine Corps Twentynine Palms Base.
FCCC owns two parcels of fee simple lands in Sections 25 and 36, Township 8 North, Range 5 East, SBM. An electrical transmission corridor operated by Southern California Edison (“SCE”) tracts north-eastward through the fee lands with SCE having surface and subsurface control to a depth of 500 feet and affecting approximately 91 acres of land owned by FCCC. While this limits access to the land, mineralization occurs at depths in excess of 1,000 feet, which is still accessible to solution mining. FCCC currently holds two unpatented lode claims and 117 unpatented placer claims.
FCCC entered into a mineral lease agreement with Elementis to examine the mineral potential and develop commercial mining operations for a group of mining claims that are adjacent to the Hectorite Mine. The lease covers 36 unpatented placer claims, 15 unpatented lode claims, a diagonal swath of two unpatented placer claims, and excludes any and all patented claims. The lease carries a 3% royalty on net returns from all ores, minerals, or other products produced from the leased lands. The lease became effective on October 1, 2011, with an initial duration of 10 years with certain provisions to extend the lease. FCCC and Elementis executed a lease extension until March 31, 2023.
Finally, the State of California owns approximately 272 acres of land in Section 36, Township 8 North, Range 5 East, SBM. We believe that this land is potentially available to FCCC through a mineral lease from the California State Lands Commission.
Overview of Mining Locations

Fort Cady History
Colemanite was first discovered at Fort Cady in 1964 and Fort Cady had a long history of exploration and pre-development
activities prior to being acquired by ABR in May 2017, including license acquisition, drilling and resource estimation, well-testing, metallurgical testing, feasibility studies and pilot plant infrastructure.
Duval Corporation evaluated the Fort Cady deposit in the late 1970s and early 1980s, completing over 30 diamond drill exploration holes upon which an initial resource estimate was defined. Duval Corporation commenced limited-scale solution mining in 1981. An additional 17 production wells were completed in the following years which were used for injection testing and pilot-scale operations. In July 1986, an additional series of tests were conducted by Mountain States Mineral Enterprises Inc. In these tests, a diluted hydrochloric acid solution was injected through a well into the ore body and a boron-rich solution with a boric acid average head grade of 3.7% was withdrawn from the same well. In July 1986, Fort Cady Minerals Corp. was formed with the view of commencing pilot-scale testing. The first phase of pilot plant operations was conducted between 1987 and 1988.
Approximately 450 tonnes of boric acid were produced during this time. Given the promising results of the pilot-scale tests, Fort Cady was viewed to be commercially viable. Concentrated permitting efforts for commercial-scale operations began in early 1990. Final approval for commercial-scale solution mining and processing was obtained in 1994.
Extensive feasibility studies, detailed engineering and test works were undertaken in the late 1990s and early 2000s. This included an initial phase of small-scale commercial operations between 1996 and 2001, during which approximately 1,800 tonnes of a synthetic colemanite product (marketed as “CadyCal 100”) was produced. CadyCal was produced using sulfuric acid as the leachate which resulted in gypsum precipitation underground and in the surface piping. In 2001, the operation was ceased due to low product pricing and other priorities of the controlling entity.
In May 2017, ABR entered into a share purchase agreement with the then owner of Fort Cady, Atlas Precious Metals, Inc., pursuant to which ABR acquired all of the equity in FCCC together with the mining rights to Fort Cady and the land titles located in and around the Fort Cady area.
Access and Infrastructure
The plant site currently has a 1,600 square foot mine office building, storage buildings, a prepared level pad for the SSBF (20 acres), and a gypsum storage area occupying 17 acres. Access to Fort Cady is via
I-40,
eastbound from Barstow to the exit for Newberry Springs. The BNSF Railroad main line from Las Vegas to Los Angeles runs subparallel to
I-40.
Connection to a rail spur is being considered for the Project for purposes of loading and unloading materials to and from the plant. San Bernardino County operates six general aviation airports with the closest airport to Fort Cady being the Barstow-Daggett Airport located approximately 23 miles west of Fort Cady on the National Trails Highway. Commercial flight service is available through five airports in the greater Los Angeles area and in Las Vegas. A dedicated cargo service airport is located approximately 65 miles southwest of Fort Cady.
Construction of an
in-situ
leaching mining operation and processing plant at Fort Cady will require local resources of contractors, construction materials, energy resources, employees, and housing for employees. Fort Cady has good access to
I-40
which connects it to numerous sizable communities between Barstow and the greater Los Angeles area which we believe can offer access to transportation, construction materials, labor and housing. Plant access roads will require upgrades and some roads may require paving, while new access roads are also being considered. Fort Cady currently has limited electrical service sufficient for mine office and storage facilities on site but will require an upgrade for the proposed plant and wellfield facilities. An economic trade-off
study is currently being conducted to evaluate
co-generation
of power versus an upgraded powerline to Fort Cady. An electrical transmission corridor operated by SCE extends north-eastward through the eastern part of

Fort Cady. Fort Cady has two water wells located nearby to support in-situ
leaching operations. Currently no natural gas connects to Fort Cady, but based on currently expected natural gas usage, we are negotiating services with two suppliers in the region with multiple gas transmission pipelines located proximal to Fort Cady. A natural gas pipeline will be required to connect to the transmission pipeline to provide heat and power for the processing plant. To provide for access to electric power before any such pipeline is completed, we have a purchase commitment for a liquid natural gas generator to facilitate power for the SSBF. Storage for materials (products and consumables) will need to be built near the plant site including a stacking system for gypsum. In addition, in May 2022 we executed an agreement to provide for high-speed internet to Fort Cady.
SSBF Update
In April 2022, we awarded the construction contract to a contractor. Assuming no unexpected delays in construction or supply chain issues, we target completing construction of the SSBF around the end of the 2022 calendar year at an engineered estimated production capacity of approximately 2,000 tons per year of boric acid. This facility is engineered to process a PLS containing boron and lithium extracted from colemanite. Assuming the timely and successful construction and operation of the SSBF, production from our SSBF is primarily intended to provide PLS and process intelligence that will help us to more effectively detail engineer our proposed large-scale complex and estimate capital expenditures required to build our large-scale complex. It is possible that a portion of the output from our SSBF may be used to support customer origination efforts for eventual offtake and qualification and may be used for commercial sales and to progress our advanced materials development. The extraction of the PLS is expected to occur through our injection-recovery wells, and we completed one of our four wells during the third quarter that will supply the SSBF. Three additional injection-recovery wells were completed in the fourth quarter.
Fort Cady Update and Progress of Technical Studies
As part of the aforementioned change in the focus of our business plan, during the fiscal year 2022, we have worked with our external engineering partners on an updated process design for our proposed large-scale complex at Fort Cady. Our Initial Assessment Report dated February 7, 2022 added further definition to our large boron resource and established the existence of a lithium mineral resource that we believe could provide us with potential lithium carbonate production. Due to the current favorable market backdrop and growing importance of critical materials, we now intend to focus primarily on further defining its boron and lithium resources, and to work towards developing a large-scale boron and lithium complex for the extraction of boric acid and lithium carbonate. A focus on boron and lithium extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food production, and domestic security and our focus on high value in use materials.
The SSBF is expected to serve as a foundation for future design, engineering, and cost optimization for our large-scale complex. We believe that the successful completion of the SSBF is an important path to obtaining critical information that will help enable us to optimize the efficiency, output and economic profile of our large- scale complex. As such, we expect to incorporate value engineering and cost structure optimization into the continued technical and economic analysis of the proposed large-scale complex, and to provide project updates, rather than completing a bankable feasibility study in fiscal year 2022. We have begun to progress plans for our proposed processing plant, including defining infrastructure, material balance and process flow diagrams, co-generation,
integration of a sulfuric acid plant, and development of a priced equipment list for process equipment needed for full-scale operations. Notwithstanding the proposed scope changes to Fort Cady and our large-scale complex focused on boron and lithium, we continue to target, assuming timely and successful construction and operation of the SSBF and obtaining the requisite funding for construction, that we will be able to achieve initial commercial production in 2025. However, there are a number of factors that may impact this timeline. See “Risk Factors—We may not be able to compete the SSBF on our current targeted timeline which would impact the successful construction of our proposed large-scale complex and potential for initial commercial production targeted in 2025.” We also intend to develop downstream boron specialty and advanced materials capabilities and anticipates using internally generated boric acid to supply downstream processing activities.

We are currently targeting a boric acid production capacity of up to approximately 250,000 tons per year once our proposed large-scale complex at Fort Cady commences initial operations. In addition, based on currently expected engineering and process design, once in full production, we believe Fort Cady could potentially produce up to 500,000 tons per year of boric acid. We also intend to sell boron advanced materials from the above estimated capacity figures. However, further analysis is required with respect to the potential for boron advanced materials, with the successful completion and operation of the SSBF expected to provide key operational input for this analysis. Additionally, early estimates by us currently target a lithium carbonate production capacity of up to several thousand tons per year upon completion of our proposed large-scale complex, and we expect the successful completion and operation of the SSBF to provide further information on this point, which if successful, could allow us to become an important participant in the U.S. lithium carbonate market. Given currently high lithium prices and electric vehicle growth forecasted by third-party analysts, we believe that an ability to produce a co-product
of lithium carbonate could have a positive impact on our business.
The proposed large-scale complex has been value engineered to regenerate a significant portion of hydrochloric acid, which we expect to increase efficiencies and reduce our emphasis on sulphate of potash (“SOP”) to produce feedstock hydrochloric acid. While production of SOP remains in our long-term plans, we believe we can implement the Mannheim process to produce SOP during later phases of Fort Cady when capacity for boric acid production exceeds 250,000 tons per year. Our short to medium term plan focuses on the production of boric acid, boron advanced materials, and lithium carbonate where we currently see favorable market pricing and high value in use. We believe that a focus on boron and lithium could be an important step towards creating a more durable, less seasonal business compared to a more traditional commodity-driven fertilizer focused business.
The continued technical and economic analysis described above with respect to our proposed large-scale complex and overall business strategy, has been determined by us to be a currently more cost and time efficient way to proceed. This continued technical and economic analysis of the proposed large-scale complex is subject to change and may lead to a separate technical study, an update to our Initial Assessment Report from February 2022 or a more comprehensive study. However, we cannot assure you of the form and scope of this continued technical and economic analysis, and it is possible that we will conclude that the completion of any such further studies (including a bankable feasibility study) may not be commercially reasonable, necessary or possible at all. We commenced construction of the SSBF in April 2022 and we are conducting process design for the large-scale complex in parallel with the construction of the SSBF in order to expedite the timeline for the large-scale complex. The SSBF is expected to serve as a foundation for future design, engineering, and cost optimization for our large-scale complex. We believe that the successful completion of the SSBF is an important part of the path to obtaining critical information that will help enable us to optimize the efficiency, output, and economic profile of our large-scale complex. However, it is possible that future operating data from the SSBF could necessitate changes in the design of our proposed large-scale complex. Any such changes could have an adverse impact on the overall costs and schedule for the large-scale complex.
In May 2022, we announced a change in project scope compared to our previous business plans. Our new business plan includes:

•	a focus on boron and lithium extraction (as opposed to boron and SOP under our previous plans);

•
revisions to the proposed processing facility design (including a targeted increase of the overall long- term potential production capacity to approximately 500,000 tons pa of boric acid compared to approximately 450,000 tons pa of boric acid under our previous plans); and

•
a modified sequencing of our project development timeline to include the initial SSBF followed by the development of our proposed large-scale complex (as opposed to only developing the large-scale complex under our previous plans), with the expectation that operating data to be obtained from the SSBF will be important in determining the future design, engineering and cost optimization for our large-scale complex, as well as the expected total capital expenditures and ongoing required operating expenditures related thereto.

These project scope changes, taken together with cost inflation, have resulted in a material increase to our previously estimated capital expenditure budget required to complete our proposed large-scale complex. As a result, we currently expect a material increase to our capital expenditure budget compared to the previously published estimates and our internal cost estimates. In addition, the capital expenditures related to our proposed large-scale complex continue to be subject to change as our technical and economic analysis progresses. Such changes could also be material, including without limitation as a result of potential future price increases for major equipment or labor, and future operating data from our SSBF which may result in changes in the design and engineering of our proposed large-scale complex. The foregoing factors may lead to materially higher costs, delays or the inability to complete our proposed large-scale complex as planned or on commercially reasonable terms or at all. Furthermore, it could take several months or longer for the operating data from the operational SSBF to be sufficiently calibrated and reliable to provide reasonable input into the future design, engineering and cost optimization for our large-scale complex, as well as the expected total capital expenditures and ongoing required operating expenditures related thereto. As a result, depending on the timing, nature, quality and specificity of the data we receive from the operational SSBF, we may require significant additional capital before we can progress the development of our proposed large-scale complex. Such additional capital may be needed to fund further detailed engineering work necessary to prepare a feasibility study (if any), including engineering work to define, with a reasonable degree of certainty, the capital expenditures required for our proposed large-scale complex and in particular related to equipment and drilling. We may also need additional capital for continued operation of the SSBF to obtain test and flow data required to complete such detailed engineering work. As a result, we can provide no assurance that we will be able to meet our expected timelines, capital expenditure and costs estimates with respect to our SSBF and large-scale complex and we may need significant additional capital to pursue our operating plans, which capital may not be available to us on commercially reasonable terms or at all. Our inability to obtain any such required additional capital on commercially reasonable terms would have a material adverse impact on our business, operations, liquidity and financial position.
Plan of Operations
Upon successful development of Fort Cady, we expect to mine and process colemanite to produce boric acid and lithium carbonate with by-product
SOP, gypsum and HCl. We expect to derive revenue principally from the sale of boron specialty and advanced materials, boric acid, lithium carbonate and SOP. It is expected that gypsum will be sold to the local cement industry or sold as soil conditioner.
The Fort Cady deposit is planned to be mined via
in-situ
leaching solution mining to recover borate and lithium from the mineralized horizons, which is a technique that has been utilized for several decades in the production of uranium, salt, bromine, potash and soda ash. The use of in-situ
technology for boron extraction was developed on the Fort Cady property in the 1980s. A small-scale commercial operation operated on the Fort Cady property between 1995 and 2001. The conventional Mannheim furnace process (utilized in the production of over 50% of SOP production worldwide) will be used to produce SOP (and HCl feedstock)
on-site.
In-situ
solution mining depends on void spaces and porosity, permeability, ore zone thickness, transmissivity, storage coefficient, piezometric surface, and hydraulic gradient as well as reaction and extraction method efficiencies. There are various ways of developing the wellfield for in-situ
leaching, including a “push-pull” mechanism where wells function as both injection and recovery wells; line drive; and multiple spot patterns. In addition to the vertical wells, horizontal drilling for well development is also being evaluated as a potential option for Fort Cady. The mine wellfield development and the pattern will ultimately depend on the hydrogeologic model and the cost benefit analysis of various patterns and options as well as inputs on optimization efforts expected to be obtained from the SSBF once it is operating successfully.
The recovery of boron from the colemanite mineral at Fort Cady will be performed by injecting a weak hydrochloric acid (HCl) solution (containing <6% HCl in substantially recycled water solution with regenerated HCl) through wells drilled into the colemanite ore body. The injected acid remains in the formation for a limited period of time to allow reaction with the alkaline ore body and leach the colemanite ore. Boric acid, lithium carbonate, and calcium chloride are expected to be withdrawn from the wells as products of the chemical reaction.
The extracted solution will be pumped to the proposed processing facility where boric acid will be crystallized from the solution or where alternate processing of the solution is expected to be performed to produce boron specialty and advanced materials. Lithium and gypsum are expected to be recovered from the remaining solution with the final solution being substantially recycled back into the boron solution mine. The crystallized boric acid will be dried, sized, and bagged as final product. Other boron products are expected to be prepared for market, as required, by end-use
customers. Lithium is expected to be produced via conversion to lithium carbonate and precipitation, while by-product
gypsum will either be dried and sold or stored in the gypsum storage facility for later sale. Within the proposed processing facility, some HCl is expected to be regenerated from the gypsum precipitation process as a result of the sulfuric acid acidification of the process recycle stream. The weak HCl solution will be combined with recycled water to produce the make-up
solution for reinjection into the formation. The process is expected to operate a zero liquid discharge evaporator and produce no liquid waste.
Mineral Resource Estimate
In September 2021, we engaged Millcreek Mining Group (“Millcreek”) to complete an Initial Assessment Report for Fort Cady (the “Initial Assessment Report”) in accordance with the Regulation
S-K
1300 rules and guidance of the SEC. The Report concluded that Fort Cady contained an estimated combined 97.55 million tons of Measured Mineral Resource plus Indicated Mineral Resources with an average grade of 6.53% boron oxide and 324 parts per million Lithium, using a 5%
cut-off
grade for boron oxide. A
cut-off
grade of 5% B2O3 was previously established by Duval and was carried forth by our external geologists in their JORC Code resource reporting. This cut-off
grade has been used for resource estimation purposes while work continues to determine the pregnant leach solution brine grade and processing plant costs. While additional technical data expected to be obtained from the operation of the SSBF will further define the applicable cut-off
grade, a
cut-off
grade of 5% B2O3 equates to an 8.9% H3BO3 grade which is considered adequate and appropriate to account for mining losses and recovery for solution mining. The Report also identified 11.43 million tons of Inferred Mineral Resource under mineral control by FCCC. However, such quantities may not be converted to a Mineral Reserve, as defined under Regulation
S-K
1300. Approximately 91.21 million tons, or 94%, of the mineral resources controlled by FCCC occurs within the operating permit region approved for commercial-scale operations, which was awarded to FCCC in 1994. The Report noted that 27.58 million tons, or 25%, of the total mineral resources is contained within the electrical transmission corridor operated by SCE. While SCE maintains control of the surface and resources to a depth of 500 feet, it does not impinge on FCCC’s mineral rights for boron oxide and lithium, which occur at depths in excess of 1,000 feet. The Report also stated that the resource boundary contains an estimated 23.18 million tons at a grade of 6.82% boron oxide of “Uncontrolled Resources,” which are resources we do not have mineral rights to exploit.
A high-level economic analysis, including then current assumptions, has been prepared to support the mineral resource estimation in the Initial Assessment Report. Key assumptions used in the economic assessment include: an in-situ
leaching mining operation delivering 5% boric acid in solution to an above ground processing plant; operating costs of $587 per tonne of boric acid produced; 92% conversion of boric acid in solution to saleable boric acid powder (recovery rate); 80% recovery of in-situ
boron (extraction ratio) and an average sales price of US$900 per tonne of boric acid. A high-level financial model using a discount rate of 8% delivered a positive net present value to support the cut-off
grade and more broadly the resulting mineral resource estimation. Potential by-product
production of lithium, SOP and gypsum was excluded from the financial model and may ultimately provide the potential for a reduction in the cut-off
grade.
Methodology
Millcreek prepared the Initial Assessment Report to evaluate the resources and development activities performed by FCCC to advance Fort Cady to a viable in-situ
leaching operation. The Initial Assessment Report

was prepared in accordance with the Regulation
S-K
1300 rules and guidelines of the SEC. The “Qualified Person” (“QP”), as such term is defined by Regulation
S-K
1300, for the Report was Steven Kerr, CPG. Mr. Kerr is the Principal Consultant—Geology at Millcreek, with over 36 years’ experience in exploration and resource evaluation. Mr. Kerr is a Certified Professional Geologist with the American Institute of Professional Geologists
(CPG-10352),
a recognized professional organization of the Committee for Mineral Reserves International Reporting Standards. Mr. Kerr is not our employee, and neither Mr. Kerr nor Millcreek are affiliated with us or another entity that has an ownership, royalty, or other interest in Fort Cady. The effective date of the Initial Assessment Report and the mineral resource estimate included therein is February 7, 2022.
Mineral resources were classified in accordance with Item 1302(d)(1)(iii)(A) of Regulation
S-K
into Measured, Indicated and Inferred Mineral Resources. The classification is based upon an assessment of geological and mineralization continuity and quality assurance/quality control (“QA/QC”) procedures in place.
The database used for the mineral resource estimate includes 34 drill holes completed by Duval, 3 drill holes completed by Mountain States Mineral Enterprises, Inc. (“FCMC”) and 14 drill holes completed by us, for a cumulative total of 51 drill holes and a cumulative sampled length of 24,823.6 meters (81,421.4 feet). The database was provided to Millcreek in a digital format, representing Fort Cady’s exploration dataset as of July 19, 2021. The QP completed a thorough review and verification of the drilling database and found that reasonable care was taken to collect and dispatch samples for analysis and the database is of sufficient quality to support a mineral resource estimate.
Fort Cady Mineral Resource Estimate as of October 15, 2021

Measured Mineral Resources	Horizon	Tonnage (million tons or Mt)	Boron Oxide (B 2 O 3 ) (weight %)	Boric Acid (H 3 BO 3 ) (weight %)	Lithium (Li) (ppm)	Boron Oxide (B 2 O 3 ) (Mt)	Boric Acid (H 3 BO 3 ) (mt)
FCCC Fee Lands	UMH 1	0.03	5.73	10.17	259	0.00	0.00
	MMH 2	7.01	6.31	11.20	317	0.44	0.79

FCCC Fee Lands—Transmission Corridor	MMH	5.24	6.51	11.55	293	0.34	0.61

FCCC—Elementis Leased Lands	UMH	0.75	6.64	11.79	264	0.05	0.09
	MMH	18.59	6.74	11.98	349	1.25	2.23
	IMH 3	4.34	6.35	11.27	324	0.28	0.49

Total Measured Mineral Resource		35.96	6.57	11.67	330	2.36	4.20

Indicated Mineral Resources	Horizon	Tonnage (million tons or Mt)	Boron Oxide (B 2 O 3 ) (weight %)	Boric Acid (H 3 BO 3 ) (weight %)	Lithium (Li) (ppm)	Boron Oxide (B 2 O 3 ) (Mt)	Boric Acid (H 3 BO 3 ) (mt)
FCCC Fee Lands	UMH	0.87	5.73	10.17	259	0.05	0.09
	MMH	29.00	6.47	11.50	329	1.88	3.33

FCCC Fee Lands—Transmission Corridor	MMH	20.41	6.51	11.55	293	1.33	2.36

FCCC—Elementis Leased Lands	UMH	0.31	6.68	11.87	251	0.02	0.04
	MMH	7.70	6.74	11.98	349	0.52	0.92
	IMH	3.29	6.40	11.37	324	0.21	0.37

Total Indicated Mineral Resource		61.59	6.51	11.55	318	4.01	7.12
Total Measured + Indicated Mineral Resource		97.55	6.53	11.61	324	6.37	11.31

Inferred Mineral Resources	Horizon	Tonnage (million tons or Mt)	Boron Oxide (B 2 O 3 ) (weight %)	Boric Acid (H 3 BO 3 ) (weight %)	Lithium (Li) (ppm)	Boron Oxide (B 2 O 3 ) (Mt)	Boric Acid (H 3 BO 3 ) (mt)
FCCC Fee Lands	UMH	0.03	5.73	10.17	259	0.00	0.00
	MMH	6.46	6.55	11.42	334	0.42	0.75

FCCC Fee Lands—Transmission Corridor	MMH	0.59	5.64	10.01	330	0.03	0.06

FCCC—Elementis Leased Lands	UMH	1.93	6.51	11.55	293	0.13	0.22
	MMH	0.27	6.74	11.98	349	0.02	0.03
	IMH	2.14	6.32	10.48	330	0.14	0.24

Total Inferrd Mineral Resource		11.43	6.40	11.37	324	0.74	1.31

(1)	“UMH” is Upper Mineralized Horizon
(2)	“MMH” is Major Mineralized Horizon
(3)	“IMH” is Lower Mineralized Horizon
The Initial Assessment Report was prepared based primarily on information provided by us, is subject to certain assumptions and is qualified by various limitations. The foregoing summary description of the Initial Assessment Report is qualified by the full Initial Assessment Report, which is included as an exhibit to our Registration Statement on Form 10 and incorporated herein by reference.
Internal controls disclosure
The Initial Assessment Report indicates that the QA/QC procedures for the Duval and FCMC drill holes are unknown though the work products compiled during these historic drilling campaigns, suggests they were carried out by competent geologists following procedures considered standard practice at those times. Discussions held with the exploration geologist for Duval at the time of drilling and sampling, indicate that Duval had internal QA/QC procedures in place to ensure that assay results were accurate. Geochemical analyses were carried out using
X-Ray
Fluorescence Spectrometry (“XRF”). XRF results were reportedly checked against logging and assay data.
For our database of drill holes, entire core hole sequences were sampled and dispatched by commercial carrier to the Saskatchewan Research Council (“SRC”) for geochemical analysis. As part of our QA/QC procedures, internationally recognized standards, blanks and duplicates were inserted into the sample batches prior to submitting to SRC. SRC has been accredited by the Standards Council of Canada and conforms with the requirements of ISO/IEC 17025.2005. Upon receipt of samples from us, SRC completed an inventory of samples received, completing chain of custody documentation, and providing a ledger system to us tracking samples received and steps in process for sample preparation and analysis. Core samples were dried in their original sample bags, then jaw crushed. A subsample was split out using a sample riffler. The subsample was then pulverized with a jaw and ring grinding mill. The grinding mill was cleaned between each sample using steel wool and compressed air or by silica sand. The resulting pulp sample was then transferred to a barcode labelled plastic vial for analysis. All samples underwent a multi-element Inductively Coupled Plasma Optical Emission Spectroscopy
(“ICP-OES”),
using a multi-acid digestion for a range of elements. Boron was also analyzed by
ICP-OES
but underwent a separate digestion where an aliquot of the sample was fused in a mixture of NaO2/NaCO3 in a muffle oven, then dissolved in deionized water, prior to analysis. Major oxides were reported in weight percent. Minor, trace, and rare earth elements were reported in ppm. The detection limit for boron was 2 ppm and 1 ppm for lithium.
For our database of drill holes, a total of 2,118 core samples and 415 control samples were submitted for multi-element analysis to SRC. We submitted control samples, in the form of certified standards, blanks and coarse duplicates (bags with sample identification supplied by us for SRC to make duplicate samples). In addition to these control samples, SRC also submitted their own internal control samples in the form of standards and pulp duplicates. Certified standards, prepared by the National Institute of Standards and Technology, were submitted as part of our QA/QC procedures. No two standards in any single batch submission were more than two standard deviations from the analyzed mean, implying an acceptable level of precision of SRC instrumentation. SRC assayed two different standards, for its own QA/QC protocol and the QP found that the analytical precision for analysis of both standards was reasonable, with no two standards in any single batch submission being more than two standard deviations from the analyzed mean.
Blank samples inserted by us consisted of
non-mineralized
marble. One hundred and thirty-five blank samples were submitted, all of which had assay results of less than 73 ppm boron. The level of boron detected in the blanks was likely sourced from pharmaceutical (borosilicate) glass used during sample digestion. These boron concentrations are considered immaterial in relation to the boron levels detected in the colemanite mineralization and do not appear to represent carryover contamination from sample preparation. Lithium levels in the blank samples were also at acceptable levels with the majority of assays less than 15 ppm lithium. The four highest lithium levels in the blanks immediately followed samples that contained relatively high lithium concentrations. Overall, the concentration of the primary elements of interest (boron and lithium) in the blank samples were at levels considered to be acceptable, implying a reasonable performance for sample preparation.
A total of 136 duplicate samples were submitted to the SRC. We commissioned SRC to compose coarse duplicate samples using a Boyd rotary splitter. There was a good correlation between original and duplicate samples with a reasonable level of precision maintained in the results.
In their report, Millcreek made recommendations to advance the geology and resource characteristics for Fort Cady including the following:

•	Additional delineation drilling of 15 drill holes to further refine resource classification and to further test resource potential on the southern land holdings;

•	Standardizing sample lengths in future drilling to reduce sampling and analytical costs;

•
Mineralogical testing to identify the source of lithium mineralization along with testing of pregnant leach solution to help determine recovery and what processes might be required to extract lithium and steps to produce lithium carbonate Li2CO3 and or lithium hydroxide LiOH(H2O)n and/or lithium hydroxide LiOH(H2O)n;

•	Consider using seismic and electromagnetic surveying to assist in understanding structural setting a facies in the Fort Cady area; and

•	Perform further analysis to determine if economics will support a lower cut-off grade for boron oxide B2O3.
We expect to address these recommendations, as needed, as construction and operation of the SSBF and the large-scale complex progresses.

Salt Wells Projects
In addition to the Project, the
Earn-in
Agreement with Great Basin Resources Inc. allows us to acquire a 100% interest in the Salt Wells Projects in the State of Nevada if we incur project related expenditures described below. The Salt Wells Projects cover an area of 14 square miles and are considered prospective for borates and lithium in the sediments and lithium in the brines within the project area. The Salt Wells Projects are located in Churchhill County, Nevada, 15.5 miles southeast on Route 50 from the town of Fallon, Nevada. The Salt Wells Projects are within close proximity to the Interstate 80 corridor, which provides ample access to infrastructure including rail and ports. The town of Fallon has a population of over 9,000 according to the 2020 United State Census Bureau as well as a municipal airport. The Salt Wells North project consists of 171 mineral claims and the Salt Wells South project consists of 105 mineral claims, with each claim being 20 acres.

Surface salt samples collected by us from the Salt Wells North project area were assayed in April 2018 and showed elevated levels of both lithium and boron with several results of over 500 ppm lithium and over 1% boric acid equivalent. With our focus on Fort Cady, we have decided to defer spending commitments under the
Earn-in
Agreement at the Salt Wells Projects. In July 2020, we renegotiated the
Earn-in
Agreement expenditure requirements at the Salt Wells Projects, which was further renegotiated in August 2022. We currently have funding commitments under the
Earn-In
Agreement of $900,000 by December 31, 2023, $800,000 by December 31, 2024, and approximately $756,000 by December 31, 2025. In the event that we do not make the expenditures described above, we will not be assigned any rights, titles, or interest in the Salt Wells Projects. In addition, we are responsible for payment of annual mineral claims to the Bureau of Land Management, and the
Earn-in
Agreement with Great Basin Resources Inc. provides for a 3% revenue royalty if concentrates or ore of minerals are sold in the future.
Available Information
We make available free of charge on our website,
www.5eadvancedmaterials.com
, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. These documents are also available on the SEC’s website at
www.sec.gov
. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC.
Item 1A. Risk Factors
An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below as well as the other information included in this filing, including “Cautionary Note Regarding Forward-Looking Statements,” “Selected Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto included elsewhere in this filing, before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our Common Stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Set forth below is a summary of some of the principal risks we face:

•	We have incurred significant net operating losses since our inception and we will incur continued losses for the foreseeable future;

•
Our future performance is difficult to evaluate because we have no or only a limited operating history in the minerals industry and no revenue from our proposed extraction operations at our properties, which may negatively impact our ability to achieve our business objectives.

•
If we do not obtain additional financing and maintain sufficient funds to continue our ongoing development and proposed operations, our proposed business may be at risk or the execution of our business plan may be delayed.

•
Our inability to timely and successfully complete and operate the SSBF, and our inability to complete further technical and economic studies (including a bankable feasibility study) with respect to Fort Cady, may have a material adverse impact on Fort Cady.

•	There are risks associated with our convertible notes issued subsequent to June 30, 2022 that could adversely affect our business and financial condition.

•	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

•
Our obligations to the purchaser under the convertible notes, and any additional convertible notes, are secured by a security interest in substantially all of our assets, and if we default on those obligations, the purchaser could foreclose on our assets.

•
We may not be able to compete the SSBF on our current targeted timeline which would impact the successful construction of our proposed large-scale complex and potential for initial commercial production targeted in 2025.

•
We have invested and plan to continue to invest significant amounts of capital in Fort Cady on exploration and development activities, which involve many uncertainties and future operating risks that could prevent us from realizing profits.

•	We have no history of mineral production and we may not be able to successfully achieve our business strategies, including our downstream processing ambitions.

•	We may be unable to develop or acquire certain intellectual property required to implement our business strategy successfully.

•
Third parties may claim that we infringe on their proprietary intellectual property rights, and resulting litigation may be costly, result in diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our future products.

•	All of our business activities are now in the exploration stage and there can be no assurance that our exploration efforts will result in commercial development.

•
We are an exploration stage company with no known Proven or Probable Mineral Reserves, our estimates of resources and mineralized material are inherently uncertain and subject to change, and the volume and grade of ore actually recovered may vary from our estimates.

•	Estimates relating to the development of Fort Cady and mine plan are uncertain and we may incur higher costs and lower economic returns than estimated.

•	We depend on a single mining project.

•	Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our proposed operating activities.

•	Our growth depends upon the continued growth in demand for end use and future facing applications that require borates, lithium, and related minerals and compounds we expect to produce

•	Changes in technology or other developments could adversely affect demand for lithium compounds or result in preferences for substitute products.

•	Our growth depends upon the continued growth in demand for electric vehicles with high performance lithium compounds.

•	Our long-term success will depend on our ability to enter into and deliver product under supply agreements.

•
If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, including its current size, growth trajectory, and the underlying factors that may drive future growth in overall market size, particularly for boron where there is limited third party published research and market forecasting, our future growth rate may be adversely affected, and the potential growth of our business may be limited.

•	The cost and availability of electricity and natural gas are subject to volatile market conditions.

•	Uncertain global economic conditions could have a material adverse effect on our business, financial condition, results of operations or prospects, including the pricing of our products.

•
We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

•	Inadequate infrastructure may constrain our future mining operations, including at Fort Cady.

•
Title to mineral properties and related water rights is a complex process and we may suffer a material adverse effect in the event the Fort Cady property or other properties that we may acquire are determined to have title deficiencies.

•	Restrictions on our ability to obtain, recycle and dispose of water may impact our ability to execute our development plans in a timely or cost-effective manner.

•
The development, construction and proposed operation of our properties and projects is subject to various environmental and operational regulations, and risks relating to land use restrictions and potential opposition from landowners, environmental groups and other third parties, all of which could adversely affect or prevent our ability to grow.

•	The mining industry is historically a cyclical industry and market fluctuations in the prices of borates, lithium, and lithium byproducts and other minerals could adversely affect our business.

•	Fluctuations in the value of the United States dollar relative to other currencies may adversely affect our business.

•	We face risks relating to mining, exploration, and mine construction, if warranted, on our properties.

Risks Relating to Our Business
We have incurred significant net operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
We had an accumulated deficit of $107.4 million as of June 30, 2022, and we expect to incur significant discovery and development expenses in the foreseeable future related to the completion of exploration, development and commercialization of Fort Cady. As a result, we expect we will continue to sustain substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations could be materially and adversely affected, and we may need to modify our operational plans. In addition, if we were unable to raise sufficient capital in the future, it may be determined that we would be unable to continue as a going concern, which could have a further material adverse impact on our business and financial condition.
Our future performance is difficult to evaluate because we have no or only a limited operating history in the minerals industry and no revenue from our proposed extraction operations at our properties, which may negatively impact our ability to achieve our business objectives.
Although the Fort Cady deposit was identified over 50 years ago and significant work has been undertaken to refine the resource estimate and development plan since that time, including by our immediate predecessor, ABR, which undertook significant development activities to develop the resource estimate and mine plan for Fort Cady, we have not realized any revenues to date from the sale of mineral products. To date, our operating cash flow needs have been financed primarily through equity financing and not through cash flows derived from our operations.
We do not currently produce any material, nor do we currently sell any materials that may be derived from our properties. As a result, our revenues are expected to be determined, to a large degree, by the success of our construction and operation of the SSBF, development of our proposed large-scale complex at Fort Cady, subsequent operating activities as well as ongoing commercial and marketing efforts to establish offtake contracts for material products. Our revenues will also be substantially impacted by the prevailing prices for boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum, to the extent that these products can be successfully extracted. At the present time, a recovery process for lithium has not been developed and will likely not be addressed until recovery of boric acid is operational. Furthermore, preliminary work regarding the recovery of SOP has been completed, but a determination has not been made as to whether or when SOP production will be included in the planned operations at Fort Cady. For the products that we aim to successfully produce in the future, market prices are dictated by supply and demand, and we cannot predict or control the price we will receive for boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum. Although management has identified currently favorable market conditions concerning the supply and demand of boric acid, boron advanced materials and lithium carbonate, future market conditions may be significantly less favorable as a result of numerous factors, including many that are beyond the scope of our control.
We were incorporated in September 2021, and we have only recently begun to implement our current business strategy. As a result, we have little or no historical financial and operating information available to help you evaluate our future financial and operating performance. Therefore, it is possible that actual costs may increase significantly, and we may not be able to achieve our expected results. Fort Cady may ultimately be less profitable than currently anticipated or may not be profitable at all, which could have a material adverse effect on our results of operations and financial position.

If we do not obtain additional financing and maintain sufficient funds to continue our ongoing development and proposed operations, our proposed business may be at risk or the execution of our business plan may be delayed.
We have limited assets upon which to develop and commence our business operations and to rely otherwise. As of June 30, 2022 and June 30, 2021, we had cash and cash equivalents of $31.1 million and $40.8 million, respectively. We have had recurring net losses from operations and an accumulated deficit of $107.4 million as of June 30, 2022 and $40.7 million as at June 30, 2021. Given our net losses and with only these funds, we will need to seek significant additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to fund our business plan and to complete our mining exploration initiative. Our business plan, which includes the development of Fort Cady, has required and will continue to require substantial capital expenditures. We will require financing to fund our planned pre-production
activities and are required to raise additional capital in respect of continuing our proposed mining exploration program, pre-production
activities, including the SSBF, legal, operational
set-up,
general and administrative, marketing, employee salaries and other related expenses.
The full scope of our current business plan for the next 12 months includes, among other things: achieving mechanical completion and commissioning of the SSBF, potential additional drilling of wells to support operation of the SSBF, operation of the SSBF for several months and hiring additional personnel to support our development of Fort Cady. We believe that the net proceeds from our convertible note private placement, together with cash on hand, will enable us to fund the full scope of our current business plan for the next 12 months. However, this estimate is based on assumptions that may prove to be wrong. For example, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of unanticipated issues or circumstances beyond our control. In addition, we have incurred net losses and negative operating cash flows in each quarter since our inception and expect to incur significant losses in future periods as we continue to increase our expenses to pursue the development of our business.
Additional development work will be required beyond the scope our current
12-month
business plan in order to optimize, design and engineer operational processes at our proposed large-scale complex at Fort Cady, which we expect will assist in our technical and economic analysis of the Fort Cady Project. Such additional development work may include additional drilling and detailed engineering work, continued operation of the SSBF to get additional input, and the preparation of a feasibility study (if any), among others. We expect to source the capital needed for such additional development work from additional capital raises.
If we are unable to raise adequate funds, we may have to delay, reduce the scope of or eliminate some or all of our business plan expenditures, and the failure to procure such required financing could have a material and adverse effect on our business, liquidity, financial condition and results of operations as well as our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Any potential inclusion of a going concern explanatory paragraph by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our business, share price, and our ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.
Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the
COVID-19
pandemic, economic slowdown, higher inflation, increased interest rates, supply chain issues, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Obtaining additional funding will be subject to various additional factors, including investor acceptance of our business plan, the status of our development program and ongoing results from our exploration and development efforts. If we are not able to secure adequate additional funding when needed, we will need to re-evaluate
our operating plan and may be forced to make significant reductions in spending, extend payment terms with suppliers, liquidate assets where possible, limit, suspend or curtail planned development programs and cease operations entirely. Having insufficient funds may also require us to relinquish rights to assets and technology that we would otherwise prefer to develop ourselves, or on less favorable terms than we would otherwise choose. The foregoing actions and circumstances could materially adversely impact our business, liquidity, results of operations and future prospects.
Any such required financing may not be available in amounts or on terms acceptable to us or at all, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern. In addition, if we are unsuccessful in raising the required funds, we may need to modify our operational plans to continue as a going concern, and we may have to delay, reduce the scope of or eliminate some or all of our planned development activities or proposed exploration programs at Fort Cady and elsewhere. In the event additional capital resources are unavailable, we may also be forced to sell some or all of our properties in an untimely fashion or on less than favorable terms. Any of these factors could harm our operating results.
Until successful commercial production is achieved from Fort Cady, allowing for the generation of sufficient revenue to fund our continuing operations, we will continue to incur operating and investing net cash outflows associated with, among other things, developing Fort Cady, maintaining our properties and undertaking ongoing exploration and optimization activities. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We require additional capital to fund our ongoing operations, define mineralization, conduct further technical and economic studies (which may include a bankable feasibility study) and bring Fort Cady into production, which will require funds for construction and working capital. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all, or that we will be successful in commencing and maintaining commercial borates or lithium extraction, production of boron advanced materials, or that our sales projections for these and other products will be realized.
Depending on the type and the terms of any financing we pursue, shareholder’s rights and the value of their investment in our CDIs and Common Stock could be reduced. Any additional equity financing will dilute stockholdings, and new or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of shareholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our CDIs and Common Stock, the market price of our CDIs and Common Stock could be negatively impacted. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.
Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from:

•	adverse economic conditions;

•	adverse general capital market conditions;

•	poor performance or cyclical decline of the borates, lithium, or mining industries in general;

•	bankruptcy or financial distress of unrelated companies or marketers engaged in the borates or lithium industries;

•	significant decrease in demand for borates or lithium; or

•	adverse regulatory actions that affect our development and construction plans or the use of borates or lithium generally.

Our previous development plans were focused on boron and sulphate of potash (“SOP”) extraction and developing a large-scale complex without first developing a smaller scale pilot facility, such as the SSBF. In May 2022, we announced a change in project scope compared to our previous business plans. Our new business plan includes:

•	a focus on boron and lithium extraction (as opposed to boron and SOP under our previous plans);

•
revisions to the proposed processing facility design (including a targeted increase of the overall long- term potential production capacity to approximately 500,000 tons pa of boric acid compared to approximately 450,000 tons pa of boric acid under our previous plans); and

•
a modified sequencing of our project development timeline to include the initial SSBF followed by the development of our proposed large-scale complex (as opposed to only developing the large-scale complex under our previous plans), with the expectation that operating data to be obtained from the SSBF will be important in determining the future design, engineering and cost optimization for our large-scale complex, as well as the expected total capital expenditures and ongoing required operating expenditures related thereto.

These project scope changes, taken together with cost inflation, have resulted in a material increase to our previously estimated capital expenditure budget required to complete our proposed large-scale complex. As a result, we currently expect a material increase to our capital expenditure budget compared to the previously published estimates and our internal cost estimates. In addition, the capital expenditures related to our proposed large-scale complex continue to be subject to change as our technical and economic analysis progresses. Such changes could also be material, including without limitation as a result of potential future price increases for major equipment or labor, and future operating data from our SSBF which may result in changes in the design and engineering of our proposed large-scale complex. The foregoing factors may lead to materially higher costs, delays or the inability to complete our proposed large-scale complex as planned or on commercially reasonable terms or at all. Furthermore, it could take several months or longer for the operating data from the operational SSBF to be sufficiently calibrated and reliable to provide reasonable input into the future design, engineering and cost optimization for our large-scale complex, as well as the expected total capital expenditures and ongoing required operating expenditures related thereto. As a result, depending on the timing, nature, quality and specificity of the data we receive from the operational SSBF, we may require significant additional capital before we can progress the development of our proposed large-scale complex. Such additional capital may be needed to fund further detailed engineering work necessary to prepare a feasibility study (if any), including engineering work to define, with a reasonable degree of certainty, the capital expenditures required for our proposed large- scale complex and in particular related to equipment and drilling. We may also need additional capital for continued operation of the SSBF to obtain test and flow data required to complete such detailed engineering work. As a result, we can provide no assurance that we will be able to meet our expected timelines, capital expenditure and costs estimates with respect to our SSBF and large-scale complex and we may need significant additional capital to pursue our operating plans, which capital may not be available to us on commercially reasonable terms or at all. Our inability to obtain any such required additional capital on commercially reasonable terms would have a material adverse impact on our business, operations, liquidity and financial position.
Our inability to timely and successfully complete and operate the SSBF, and our inability to complete further technical and economic studies (including a bankable feasibility study) with respect to Fort Cady, may have a material adverse impact on Fort Cady.
The SSBF is our proposed smaller scale boron facility which is expected to serve as a foundation for future design, engineering, and cost optimization for our large-scale complex at Fort Cady focused on boron and lithium. We believe that the successful completion of the SSBF is an important path to obtaining critical information that will help enable us to optimize the efficiency, output and economic profile of our large-scale complex. Assuming no unexpected delays in construction or supply chain issues, we currently target completing construction of the SSBF around the end of 2022, with production of boric acid expected to commence in 2023. However, there can be no assurance that we will be able to meet that target on time and on budget. Until the SSBF has been successfully completed and is operational, we will not have access to more refined inputs for estimating capital and operational expenditures required to complete further technical and economic studies (such as a bankable feasibility study) with respect to our proposed large-scale complex at Fort Cady. Such further technical and economic studies may be required to assist in determining the economic recoverability of mineral resources for Fort Cady. In addition, our current abbreviated approach to process development provides for both pilot scale and large-scale process design for Fort Cady to be undertaken in parallel. This approach has a higher risk of requiring re-work
of certain parts, which could lead to potential delays and increased design costs. An abbreviated process development approach may also lead to technical risk, and higher capital and operating expenditures. We cannot assure you that the SSBF, and subsequently our proposed large-scale complex at Fort Cady, will be completed on schedule, within budget or at all, or achieve an adequate return on investment. We are also a newly formed company which makes it more difficult for you to evaluate our track record of meeting various milestones or target completion deadlines.
Our inability to timely and successfully complete and operate the SSBF may delay or prevent the completion of further technical and economic studies (including any bankable feasibility study). Our ability to complete further technical and economic studies (including any bankable feasibility study) could materially and adversely impact our ability to secure additional funding and thereby delay or otherwise have a material adverse impact on Fort Cady. For example, a successfully completed and operating SSBF is required to complete further technical and economic studies (such as a bankable feasibility study), including studies complying with the relevant Regulation
S-K
1300 requirements to present reserves and otherwise determine commercial viability of Fort Cady.
We have begun working on further technical and economic analysis of Fort Cady. This continued technical and economic analysis is subject to change and may lead to a separate technical study, an update to our Initial Assessment Report or a more comprehensive study (such as a bankable feasibility study). However, we currently cannot assure you of the form and scope of this continued technical and economic analysis, and we may conclude that the completion of any such further studies (including a bankable feasibility study) may not be commercially reasonable, necessary or possible at all.
Even if such further technical and economic studies (including a bankable feasibility study) are completed on time, there is no guarantee that they will produce favorable outcomes. If the outcomes are not favorable, we may be unable to extrapolate a Regulation
S-K
1300 compliant Indicated or Inferred Mineral Resource to a Regulation
S-K
1300 Probable or Proven Mineral Reserve and to demonstrate commercial viability. Additional exploration may be required which would require significant additional investments and financing. Even with further exploration, there is no assurance that Fort Cady will result in a profitable commercial mining operation. Any such further study (including a bankable feasibility study) may also indicate that substantial additional financing will be required to complete Fort Cady. We cannot give any assurance that we will be successful in completing any such financing or that such financing will be available to us if and when required or on satisfactory terms, or at all.
We may not be able to compete the SSBF on our current targeted timeline which would impact the successful construction of our proposed large-scale complex and potential for initial commercial production targeted in 2025.
We are currently targeting completion of construction of the SSBF around the end of 2022. There can be no assurance that we will be able to meet that target on time, on budget, or at all. Our inability to successfully complete the SSBF on this schedule will impact our ability to determine the economic recoverability of mineral resources at Fort Cady and will delay any future design, engineering, and cost optimization for our proposed large-scale complex. Delays will impact our ability to successfully begin initial commercial production targeted in 2025, which could have a further material adverse impact on our business and financial condition.

We have invested and plan to continue to invest significant amounts of capital in Fort Cady on exploration and development activities, which involve many uncertainties and future operating risks that could prevent us from realizing profits.
In total, we have spent in excess of $75.7 million on Fort Cady thus far, including resource drilling, metallurgical test works, well injection tests, permitting activities and pilot-scale test works. For year ended June 30, 2022, our capital expenditures per our statement of cash flows were $11.4 million, of which $10.0 million was related to construction in progress.
Our business is capital intensive. Specifically, the exploration and recovery of boric acid and lithium, the mining costs, the maintenance of machinery and equipment, and the compliance with applicable laws and regulations, each require substantial capital expenditures. We plan to continue to invest significant capital over the next several years on the development of Fort Cady to bring it into production and will have to continue to invest capital to maintain or increase the amount of mineral resources we hold and our rates of production once commercialization of Fort Cady has occurred. Mining exploration is highly speculative in nature, involves many risks and is frequently unsuccessful. Development and production activities may involve many uncertainties and operating risks that could prevent us from realizing profits, putting pressure on our balance sheet and credit rating. Unforeseen issues, including increasing the required amount of capital expenditure necessary to bring Fort Cady into production, the impact of volatile boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum prices, our ability to enter into supply contracts with buyers, and obstacles or complexities that could arise in the environmental or permitting process may cause us not to proceed with any one or a combination of these activities. Moreover, once mineralization is discovered, it may take a number of years from the initial phases of drilling before production is possible, during which time the economic feasibility of production may change. Our target of reaching initial commercial production in 2025 is dependent on a number of factors and assumptions, including timely and successful construction and operation of the SSBF and obtaining the requisite funding for, and the successful construction of, our proposed large-scale complex. There can be no assurance that we will be able to meet that target on time, on budget, or at all due to many factors including our limited experience in successful construction of similar projects, the complexity of the project, supply chain issues, higher costs, construction delays, cost overruns, planned and unplanned shutdowns, turnarounds, outages and other delays and interruptions. If and when production begins, no assurance can be given that we will be able to maintain our production levels or generate sufficient cash flow, capitalize a sufficient amount of our net profit or have access to sufficient equity investments, bank loan or other debt financing alternatives to fund our capital expenditure at a level necessary to continue our exploration and exploitation activities. In addition, we cannot assure you that existing or future projects, if approved and executed, will be completed on schedule, within budget or achieve an adequate return on investment.
The amounts and timing of expenditures will depend on the progress of ongoing development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, and other factors, many of which are beyond our control. Whether the mineral deposits we have discovered will be successfully extracted depends on a number of factors, which include, without limitation, the particular attributes of the deposit, prices for the minerals and the volatility of their respective markets, and governmental regulations. If we cannot complete development activities and commence and maintain mining operations, we may never generate revenues and will never become profitable.
Fort Cady may be delayed, more costly than anticipated or unsuccessful for many reasons, including declines in boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum prices, cost overruns, project implementation schedule slippage, shortages of or delays in the delivery of equipment or purpose-built components from suppliers, escalation in capital costs estimates, mechanical or technical difficulties, increases in operating costs structures, possible shortages of construction or other personnel, other labor shortages or industrial action, pandemic or localized epidemic, environmental occurrences during construction that result in a failure to comply with environmental regulations or conditions on development, or delays and higher-than expected costs, unanticipated natural disasters, accidents, miscalculations, unanticipated financial events, political or other opposition, litigation, acts of terrorism, operational difficulties or other events associated with such construction that may result in the delay, suspension or termination of Fort Cady, resulting in further costs, the total or partial loss of our investment and a material adverse effect on our results of operations, financial performance and prospects.
We have no history of mineral production and we may not be able to successfully achieve our business strategies, including our downstream processing ambitions.
We are an exploration stage company and we have no history of mining or refining mineral products from our properties. As such, any future revenues and profits are uncertain. There can be no assurance that Fort Cady will successfully reach production, produce minerals in commercial quantities or otherwise generate operating earnings. Advancing projects from the exploration stage into development and commercial production requires significant capital and time and will be subject to further technical and economic studies, permitting requirements and construction of mines, processing plants, roads and related works and infrastructure. We will continue to incur losses until mining-related operations successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will generate revenue from any source, operate profitably or provide a return on investment in the future.
A key element of our long-term business strategy is to develop high-performance, boron specialty and advanced materials that support downstream applications in the areas of clean energy infrastructure, electric transportation, and high-grade fertilizers among other end uses. To implement this strategy successfully, we may need to license certain intellectual property related to these downstream processes and/or develop the ability, or collaborate with, purchase or form a joint venture with, commercial partners.
In addition, other licenses that may be necessary for some of these downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of boron or lithium specialty products on favorable terms could adversely affect our business and prospects.
In addition, substantial additional capital will be required to develop and support potential downstream processing capabilities at Fort Cady. The economic viability of the production of boron advanced materials at Fort Cady will be dependent on a number of factors beyond the scope of our control, including the market demand for and competitive landscape of the boron advanced materials that we hope to produce. We cannot assure you that our downstream processing ambitions will operate profitably or provide a return on investment in the future.
We may be unable to develop or acquire certain intellectual property required to implement our business strategy successfully.
A key element of our long-term business strategy is to develop high-performance, boron specialty and advanced materials that support downstream applications in the areas of clean energy infrastructure, electric transportation, and high-grade fertilizers among other end uses. To implement this strategy successfully, we may need to license certain intellectual property related to these downstream processes and/or develop to ability, or collaborate with, purchase or form a joint venture with commercial partners. No assurances can be given that we will be able to successfully license any such intellectual property, or that we will be able to do so on favorable terms. If we materially breach the obligations in any future licensing agreements, the licensor typically has the right to terminate the license and we may not be able to market products that are covered by the license, which could adversely affect our competitive business position and harm our business prospects. In addition, any claims brought against us by any future licensors could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.
Other licenses that may be necessary for some of our proposed downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of boron or lithium specialty products on favorable terms could adversely affect our business and prospects.
Third parties may claim that we infringe on their proprietary intellectual property rights, and resulting litigation may be costly, result in diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our future products.
Our commercial success will depend in part on not infringing, misappropriating or violating the intellectual property rights of others. From time to time, we may be subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In the future, third parties may sue us for alleged infringement of their proprietary or intellectual property rights. We may not be aware of whether our products do or will infringe existing or future patents or the intellectual property rights of others. Any litigation in this regard, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources as well as harm to our brand, any of which could adversely affect our business, financial condition and results of operations. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related technology or design and/or pay significant damages unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our products or processes to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products or processes in a way that would not infringe the intellectual property rights of others. In addition, any payments we are required to make and any injunction we are required to comply with as a result of such infringement could harm our reputation and financial results.
All of our business activities are now in the exploration stage and there can be no assurance that our exploration efforts will result in commercial development.
All of our operations are at the exploration stage and there is no guarantee that any such activity will result in commercial production. Limited drilling has been conducted at Fort Cady to date, which makes the extrapolation of a Regulation
S-K
1300 compliant Indicated or Inferred resource to a Regulation
S-K
1300 compliant Probable or Proven Mineral Reserve and to demonstrate commercial viability impossible without further drilling and engineering. We intend to engage in additional exploratory drilling and engineering upon completion of the SSBF, but we can provide no assurance of future success from our planned additional drilling program and engineering. The exploration for boron and lithium involves significant risks which even a combination of careful evaluation, experience and knowledge cannot eliminate. While the discovery of these minerals may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish Proven Mineral Reserves, to develop processes and to construct mining and processing facilities at a particular site, including at Fort Cady. It is impossible to ensure that the exploration programs planned by us or any future development programs will result in a profitable commercial mining operation. There is no assurance that our mineral exploration activities will result in any discoveries of commercial quantities of boron or lithium, or any other materials. There is also no assurance that, even if commercial quantities of ore are discovered, any mineral property will be brought into commercial production. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure, the run of mine solution produced, engineering of the plant and process to produce a commercial product, prices of minerals and the volatility of their respective markets; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. These factors and others are beyond our control, and the effects of these factors cannot be accurately predicted. Our long-term profitability will be in part related to the cost and success of our proposed exploration programs and any subsequent development programs at Fort Cady and elsewhere.

We are an exploration stage company with no known Proven or Probable Mineral Reserves, our estimates of resources and mineralized material are inherently uncertain and subject to change, and the volume and grade of ore actually recovered may vary from our estimates.
We are an exploration stage company, with no Proven or Probable Mineral Reserves. There can be no assurance that the Fort Cady deposit contains Proven or Probable Mineral Reserves as defined by SEC Regulation
S-K
1300, or that even if such reserves are found, that we will be successful in economically recovering them. Investors should not assume that the mineral resource estimates described under “Properties—Mineral Resource Estimate” will ever be extracted. Few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish Proven or Probable Mineral Reserves, to develop processes and to construct mining and processing facilities at a particular site. It is impossible to ensure that the exploration programs planned by us or any future development programs will result in a profitable commercial mining operation. There is no assurance that our mineral exploration activities will result in any discoveries of commercial quantities of borates or lithium.
Mineral resources that are not mineral reserves do not have demonstrated economic viability. Inferred Mineral Resources are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Probable or Proven Mineral Reserves. Furthermore, development projects such as ours have no operating history upon which to base estimates of Proven or Probable Mineral Reserves and estimates of future cash operating costs. Such estimates are, to a large extent, based upon the interpretation of reserves and estimates of future cash operating costs as well as the interpretation of geological data obtained from drill holes and other sampling techniques, and technical and economic studies (including feasibility studies) that derive estimates of cash operating costs based upon anticipated tonnage and grades of minerals to be mined and processed estimates of cash operating costs based upon anticipated tonnage and grades of minerals to be mined and processed, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. In addition, mineral resource estimates prepared by different reserve professionals based upon the analysis of the same geologic data may vary significantly from each other based upon the inherent subjective judgments included in such estimates. As a result, actual cash operating costs and economic returns based upon development of resources may differ significantly from those originally estimated. Moreover, significant decreases in actual or expected prices may mean Proven or Probable Mineral Reserves, if and when established, will be uneconomical to mine.
The Fort Cady deposit has had a significant amount of prior drilling and is the subject of at least three separate historic mineral resource estimates, including a 2018 initial feasibility study prepared for ABR and a second feasibility study, originally released in April 2020 and updated further in February 2021. None of the prior mineral resource estimates were Regulation
S-K
1300 compliant. The Initial Assessment Report prepared by Millcreek in October 2021 and subsequently updated in February 2022 confirmed an estimated combined 97.55 million tons of Measured Mineral Resource plus Indicated Mineral Resource at Fort Cady, with a grade of 6.53% for boron oxide and 324 parts per million for lithium as of October 2021. At this time, the Initial Assessment Report does not include any known Proven or Probable Mineral Reserves and there are no other Regulation
S-K
1300 compliant feasibility studies, including a bankable feasibility study. Additional time and expenditures are required to potentially establish Probable or Proven Mineral Reserves sufficient to commercially mine and to construct, complete and install mining and processing facilities in those properties that are actually mined and developed. Any expenditures that we may make in the exploration of any mineral property or the development of any boron advanced materials may not result in the discovery of any commercially exploitable mineral deposits or such boron advanced materials.
The mineral resource estimates stated in this filing and extracted from the Initial Assessment Report represent the amount of boron oxide and lithium that the “Qualified Person” ((or QP), as such term is defined by Regulation
S-K
1300) in that report estimated, at October 2021, could be economically and legally extracted or produced at the time of the mineral resource determination. There can be no assurance that our disclosed mineral resource estimates will be recovered and any material reductions in the quantity of mineral resources or the related grades or increase cost of production could have a material adverse effect on our business, financial condition or prospects. Estimates of resources and reserves are subject to considerable uncertainty, and the estimation of mineral resources is a subjective process. Such estimates are expressions of judgement based on knowledge, experience and industry practice at the time of the estimation and will be, to a large extent, based on the interpretations, which may be imprecise or which may later prove to be inaccurate, of geologic data obtained from drill holes and other exploration techniques and which may not necessarily be indicative of future results. Estimates made at a given time may change significantly in the future when new information becomes available. We expect that our estimates of resources will change to reflect such updated information. Resource estimates may be revised upward or downward based on the results of current and future drilling, testing or production levels, significantly lower borate or lithium prices as a result of a decrease in commodity prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, and this could result in material write-downs of our investment in mining properties, goodwill and increased amortization, reclamation and closure charges. Such revisions may also render previously disclosed estimates of mineral resources uneconomical. We cannot assure that any particular level of recovery of borates or other minerals from discovered mineralization will in fact be commercially realized. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time which a combination of careful evaluation, experience and knowledge of management may not eliminate.
Mineral tenure to Fort Cady is through a combination of federal mining claims, a mineral lease and private fee simple lands. Our subsidiary FCCC entered into a mineral lease agreement with Elementis Specialties plc (“Elementis”) in 2011 relating to a group of unpatented mining claims covering approximately 1,520 acres included in the Fort Cady site. Our mineral resource estimate includes some land which is the subject of this mineral lease agreement, which currently expires on March 31, 2023. The loss of access to the mineral claims or right to use the land on which our projects are or will be located and leased from Elementis could have a material adverse effect on our ability to develop Fort Cady on an economically viable basis. While we have in the past been able to negotiate extensions of this mineral lease agreement, no assurance can be given that we will be successful in doing so going forward.
We are engaged in the business of exploring and developing mineral properties with the intention of locating economic deposits of minerals. Our property interests are at the pre-production
stage. Accordingly, it is unlikely that we will realize profits in the short term, and we cannot assure you that we will realize profits in the medium to long term. Any profitability from our business in the future will be dependent upon development of an economic deposit of minerals and further exploration and development of other economic deposits of minerals, each of which is subject to numerous risks that are outside of our control.
Producers use feasibility studies for undeveloped ore bodies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of minerals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. We cannot assure you that we will complete any such feasibility study. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years to commence production, during which time, the economic feasibility of production may change.
In addition,
pre-production
projects like Fort Cady have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items, such as any future estimates of reserves, mineral recoveries or cash operating costs will to a large extent be based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and future feasibility studies (if any). We cannot assure you that we will complete any such feasibility study. Actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly our financial condition, future results of operations, and cash flows may be negatively affected.

Estimates relating to the development of Fort Cady and mine plan are uncertain and we may incur higher costs and lower economic returns than estimated.
Mine development projects such as Fort Cady typically require a number of years and significant expenditures during the development phase before production is possible. These projects could experience unexpected problems and delays during development, construction and mine start-up.
Our decisions concerning the development of the Fort Cady deposit have been based on the results of multiple studies performed under the JORC Code and our Initial Assessment Report, which have estimated the anticipated economic returns of the Project. The actual profitability or economic feasibility of Fort Cady may differ from our estimates as a result of any of the following risks normally encountered in the mining industry, such as:

•	changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	changes in input commodity and labor costs;

•	the quality of the data on which engineering assumptions are made;

•	adverse geotechnical conditions;

•	availability of adequate and skilled labor force, adequate machinery and equipment;

•	availability, supply and cost of water and power;

•	fluctuations in inflation;

•	availability and terms of financing;

•	delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to project development or operations;

•	changes in tax laws, the laws and/or regulations around royalties and other taxes due to the local, state and federal governments and any royalty agreements;

•	weather or severe climate impacts, including, without limitation, prolonged or unexpected precipitation, drought, forest fires and/or sub-zero temperatures;

•	accidental fires, floods, earthquakes or other natural disasters;

•	controlling water and other similar mining hazards;

•	liability for pollution, other environmental damage, or harm to plants or animals, including endangered or protected species;

•	potential delays and restrictions in connection with health and safety issues, including pandemics

•	(such as COVID-19) and other infectious diseases;

•	potential delays relating to social and community issues, including, without limitation, issues resulting in labor disputes, protests, road blockages or work stoppages;

•	uncertainties regarding our ability to successfully implement downstream processing and reach full revenue potential;

•
potential challenges to mining activities or to permits or other approvals or delays in development and construction based on claims of disturbance of cultural resources or the inability to secure consent for such disturbance; and

•	other known and unknown risks involved in the conduct of exploration, development and the operation of mines.
Any one of the aforementioned risks may cause substantial delays to Fort Cady and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability. In addition, the nature of some of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. As many of the risks described above are also risks against which we cannot insure or against which we may elect not to insure, we are not fully insured against all potential risk incident to our business. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations could be substantial. As a result of market conditions, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We depend on a single mining project.
Fort Cady accounts for all of our mineral resources and the current potential for the future generation of revenue. Any adverse development affecting Fort Cady will have a material adverse effect on our business, prospects, profitability, financial performance and results of operations. These developments include, but are not limited to, the inability to obtain necessary permits or financing to develop Fort Cady, changes in technical parameters of project development, changes in costs or anticipated costs which may make it uneconomic to develop and/or operate Fort Cady, unusual and unexpected geologic formations, seismic activity, rock bursts, flooding, drought, and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, property, and which could hinder the development and future operation of Fort Cady. If Fort Cady is completed to management’s contemplated target production capacity of up to 500,000 tons per year of boric acid, it may exceed the limits of our existing permits, which would require us to seek modifications to the permits. There can be no assurance that we could obtain any required permit modifications. Based on the February 2022 mineral resource estimate in the Initial Assessment Report and assuming we reach economically viable production, Fort Cady, by its nature, will have a defined production life (the period during which extraction will remain viable). Ultimately, we will be required to replace and expand our resources and any established reserves if we are to maintain operating revenues. In the absence of additional mineral projects, we will be solely dependent on Fort Cady for our revenue and profits, if any. Our ability to maintain or increase our annual production will be dependent, in significant part, on our ability to expand Fort Cady, bring new projects into production and to complete acquisitions.
Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our proposed operating activities.
Our long-term success, including the recoverability of the carrying values of our assets, our ability to acquire and develop additional projects, and continuing with the exploration, development and commissioning and operating activities of Fort Cady will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our operations by establishing ore bodies that contain commercially recoverable borates, lithium, and other minerals and to develop these into profitable operating activities. The economic viability of our future operating activities has many risks and uncertainties including, but not limited to:

•	a significant, prolonged decrease in the market price of borates, lithium, and other minerals;

•	difficulty in marketing and/or selling borates, lithium, and other minerals;

•	significantly higher than expected capital costs to construct Fort Cady;

•	significantly higher than expected extraction costs;

•	significantly lower than expected borates, lithium, and other minerals extraction;

•	significant delays, reductions or stoppages of borates, lithium, and other minerals extraction activities;

•	the introduction of significantly more stringent regulation affecting our activities; and

•	global political, economic and market conditions, including political disturbances, war, terrorist attacks and changes in global trade policies.
Our future operating activities may change as a result of any one or more of these risks and uncertainties, and we cannot assure you that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.
Our growth depends upon the continued growth in demand for end use and future facing applications that require borates, lithium, and related minerals and compounds we expect to produce.
Our growth is dependent upon the continued adoption and demand by consumers of end use applications, such as solar and wind energy infrastructure, neodymium-ferro-boron magnets, and lithium-ion
batteries, and future facing applications, including the semi-conductor, aerospace, military, and automotive markets, which require borates, lithium, and related minerals and compounds we expect to produce. If the market for such applications does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for such end use applications is relatively new, rapidly evolving, and could be affected by numerous external factors such as:

•	government regulations;

•	tax and economic incentives;

•	rates of consumer adoption; and

•	competition.
Changes in technology or other developments could adversely affect demand for lithium compounds or result in preferences for substitute products.
Lithium and its derivatives are preferred raw materials for certain industrial applications, such as rechargeable batteries. For example, current and future high energy density batteries for use in electric vehicles will rely on lithium compounds as a critical input. The pace of advances in current battery technologies, development and adoption of new battery technologies that rely on inputs other than lithium compounds or a delay in the development and adoption of future high nickel battery technologies that utilize lithium hydroxide could significantly and adversely impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive, some of which could be less reliant on lithium hydroxide or other lithium compounds. Some of these technologies, such as commercialized battery technologies that use no, or significantly less, lithium compounds, could be successful and could adversely affect demand for lithium batteries in personal electronics, electric and hybrid vehicles and other applications. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. In addition, alternatives to industrial applications dependent on lithium compounds may become more economically attractive as global commodity prices shift. Any of these events could adversely affect demand for and market prices of lithium, thereby resulting in a material adverse effect on the economic feasibility of extracting any mineralization we discover at our properties and reducing or eliminating any reserves we may identify in the future.
Our growth depends upon the continued growth in demand for electric vehicles with high performance lithium compounds.
Our growth is dependent upon the continued adoption of electric vehicles by consumers. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and future results of operations will be adversely affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected by numerous external factors, such as:

•	government regulations and automakers’ responses to those regulations;

•	tax and economic incentives;

•	rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (including range per charge), quality, safety, performance, cost and charging infrastructure;

•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles;

•	volatility in the cost of battery materials, oil and gasoline;

•	rates of customer adoption of higher performance lithium compounds; and

•	rates of development and adoption of next generation high nickel battery technologies.
Our long-term success will depend on our ability to enter into and deliver product under supply agreements.
Because we have not yet begun production of mineral products, we currently do not have any binding supply agreements with any customers. We may encounter difficulty entering into or maintaining supply agreements for our products, may fail to deliver required minimum amounts required by such agreements or may experience production costs in excess of the fixed price to be paid to us under such agreements.
In May 2021, we announced the entry into a
non-binding
letter of intent with Compass Minerals America Inc. (“Compass Minerals”), a subsidiary of NYSE-listed Compass Minerals, Inc., to progress negotiations with respect to Compass Minerals taking responsibility for the sales and marketing of SOP from our operations.
In September 2021, we announced the entry into a
non-binding
letter of intent with Borman Specialty Materials. Under the terms of the letter of intent, we agreed to work together towards a binding agreement for the supply of boric acid and other boron specialty and advanced materials, which will be used to manufacture products with critical applications for future global markets, including the semi-conductor, life sciences, aerospace, military and automotive markets.
In May 2022, we also announced the entry into a
non-binding
letter of intent with Rose Mill. Under the terms of the letter of intent, we agreed to work together on supplying advanced materials that focus on industrial and military applications.
In June 2022, we signed a
non-binding
letter of intent with Corning Incorporated for the supply of boron and lithium materials, technical collaboration to develop advanced materials and potential financial accommodations in support of a commercial agreement.
We cannot assure you that the conditions to the closing of any of these non-binding
agreements, which have not yet been completed, will be satisfied or, as applicable, waived or that the non-binding
agreements will be finalized at all. Likewise,
non-binding
agreements that have not yet been completed may be completed on terms that differ, perhaps substantially, from those described herein. If the closing conditions are not satisfied or waived on a timely basis, or if another event occurs delaying, preventing or terminating these non-binding
agreements, or if we are otherwise unable to enter into binding product and supply agreements, such delay, failure or termination of the non-binding
agreements, or inability to enter into binding product and supply agreements, could cause uncertainty or other negative consequences that may materially and adversely affect our business, financial performance and operating results.
Our business, results of operations and financial condition may be materially and adversely affected if we are unable to enter into similar agreements with other parties, are unable to mutually agree to matters required by the non-binding
agreements with Compass Minerals, Borman Specialty Materials, Rose Mill, and Corning are unable to deliver the product required by such agreements, if we are otherwise unable to enter into binding product and supply agreements, or if we experience costs in excess of the price set forth in such agreements.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, including its current size, growth trajectory, and the underlying factors that may drive future growth in overall market size, particularly for boron where there is limited third party published research and market forecasting, our future growth rate may be adversely affected, and the potential growth of our business may be limited.
Our estimate of the annual total addressable market for our proposed products is based on a number of internal and third-party estimates, which are based on a number of factors, including, without limitation, historical and current global demand and pricing, the number and geographic location of global and regional suppliers and their current capacity capabilities, and the growing number of end-use
applications and demand for such applications. Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
The cost and availability of electricity and natural gas are subject to volatile market conditions.
Mining development projects and operations consume large amounts of raw materials and energy. We rely on third parties for the supply of energy we consume and will consume in our development and mining activities. The prices for and availability of electricity, natural gas, oil and other energy resources are all also subject to worldwide supply and demand, volatile market conditions, often affected by weather conditions, as well as political and economic factors beyond our control. Variations in the cost of raw materials, and of energy, which primarily reflects market prices for oil and natural gas, may significantly affect our operating results from period to period. We must have dependable delivery of energy in order to develop and ultimately operate our facilities. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters, or other means, would substantially disrupt our production. Moreover, we expect much of our finished borate products to be delivered by truck. Unforeseen fluctuations in the price of fuel attributable to fluctuations in crude oil prices would also have a negative impact on our costs or on the costs of many of our future customers. In addition, changes in certain environmental regulations in the U.S., including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions legislation, could substantially increase the cost of inputs to our operations, such as energy, to us and other borate producers.
Uncertain global economic conditions could have a material adverse effect on our business, financial condition, results of operations or prospects, including the pricing of our products.
Our financial results are tied to global economic conditions and their impact on levels of consumer confidence and consumer spending. Global consumer markets can be impacted by significant U.S. and international economic downturns, such as the current levels of inflation and the global credit crunch experienced in 2008. Continued high levels of inflation or a return to a recession or a weak recovery, due to factors that include, but are not limited to, disruptions in financial markets in the United States, or elsewhere, federal budget, tax or trade policy issues in the United States, political upheavals, war or unrest economic sanctions against trading nations, and demonetization, could cause us to experience significant cost increases and revenue declines due to deteriorated consumer confidence and spending, and a decrease in the availability of credit or on commercially acceptable terms, which could have a material adverse effect on our business prospects or financial condition.
Our business is also dependent upon certain industries, such as energy, automotive, agriculture, transportation, petrochemical and original equipment manufacturing, and these are also cyclical in nature. Therefore, these industries may experience their own significant fluctuations in demand for our products based on such things as economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of the volatility in the industries we plan to serve, we may ultimately have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve were to suffer a downturn, then our business may be further adversely affected.
We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.
The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act, or the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
We are continuing to implement policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot assure you, however, that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.
Inadequate infrastructure may constrain our future mining operations, including at Fort Cady.
Any potential commercial production at Fort Cady will depend on adequate infrastructure. In particular, reliable power sources, water supply, transportation and surface facilities are all necessary to develop and operate mines. Failure to adequately meet these infrastructure requirements or changes in the cost of such inputs could affect our ability to develop or commence production at Fort Cady and could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.
Title to mineral properties and related water rights is a complex process and we may suffer a material adverse effect in the event the Fort Cady property or other properties that we may acquire are determined to have title deficiencies.
Acquisition of title to mineral properties and related water rights is a very detailed and time-consuming process. Title to, and the area of, mineral properties may be disputed. Although we have obtained a title opinion in respect to our Fort Cady interests, we cannot give any assurance that title to such property will not be challenged or impugned. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to the Fort Cady property or lack appropriate water rights could cause us to lose any rights to explore, develop and mine any minerals on that property, without compensation for our prior expenditures relating to such property.
Restrictions on our ability to obtain, recycle and dispose of water may impact our ability to execute our development plans in a timely or cost-effective manner.
Water is an essential component of our planned mining processes. We currently have two water production wells in an aquifer within our permit boundary, but water is limited in the Mojave Desert. If our demand for water were to outpace supply, our ability to perform mining operations could be restricted or made more costly. Along with the risks of other extreme weather events, drought risk, in particular, is likely increased by climate change. If we are unable to obtain sufficient water to use in our operations, we may be unable to economically produce our target minerals, which could have an adverse effect on our financial condition, results of operations and cash flows.
The development, construction and proposed operation of our properties and projects is subject to various environmental and operational regulations, and risks relating to land use restrictions and potential opposition from landowners, environmental groups and other third parties, all of which could adversely affect or prevent our ability to grow.
Our properties and projects are subject to numerous environmental laws, regulations, guidelines, policies and other requirements relating to, among other things, local land use, zoning, building and operational laws and regulations. We may also operate in jurisdictions with little or no land use regulations or programs for installation and operation of our generation and storage projects. Requirements that are in place for mining projects may require conformance with specified generation capacities, sound levels, radar setbacks, as well as restrictions on communications interference, shadow flicker, hazards to aviation or navigation, or other potential nuisances.
Mining projects may experience local opposition in certain markets due to claims based on these alleged nuisances, concerns about land use conversion from agriculture or undeveloped land to mining, or other claims of potential adverse health or environmental impacts, such as misuse of water resources, landscape degradation, land use, food scarcity or price increase. We could experience significant opposition from third parties, including environmental non-governmental
organizations, local landowners, neighborhood groups, municipalities and other entities either during the permit application process, including during any public hearings, comment periods or appeal proceedings, or after environmental permits are issued. We could also experience renewed opposition if any permit requires amendment.
Any such opposition may be taken into account by government officials responsible for granting the relevant permits, which could result in the permits being delayed, not being granted or being granted solely on the condition that we carry out certain corrective measures to our proposed projects (including at Fort Cady), which could materially increase our operational costs. In addition, we may become subject to legal proceedings or claims contesting the construction or operation of our projects or permits required thereunder. Any such delays, permit restrictions, legal proceedings or disputes (even if ultimately decided in our favor) could materially delay our ability to complete construction of a project (including at Fort Cady) in a timely manner, or at all, materially increase the costs associated with commencing or continuing such project’s commercial operations or harm our reputation. Any settlement of claims or unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition, results of operations, and reputation.
The mining industry is historically a cyclical industry and market fluctuations in the prices of borates, lithium, and lithium byproducts and other minerals could adversely affect our business.
We may derive revenues from the extraction and sale of borates, lithium and other minerals. The marketability of minerals is affected by numerous factors beyond our control. These factors include government regulations relating to pricing, taxes, royalties, allowable production, imports, exports, prevailing price, price volatility, supply, changes in buyer preferences and demand for borates and other minerals. The prices of such commodities have historically fluctuated, and may in the future fluctuate widely and may be affected by numerous factors beyond our control, including international, economic and political trends, domestic and foreign tax policy, the price of imports of commodities, the cost of exploration, development, production and processing mineral ore, available transportation capacity, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new or improved extraction and production developments and methods, technological changes in the markets for the end products and the overall supply and demand for minerals. The effect of these factors on the price of borates, lithium, and other minerals, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted. Additionally, new production of lithium hydroxide or lithium carbonate from current or new competitors in the lithium markets could adversely affect prices. In recent years, new and existing competitors have made investments to increase the supply of lithium hydroxide and lithium carbonate. Any additional supply (including as a result of such investments) could have an adverse effect on the price of such materials. Only limited information is available with respect to the status of new lithium production capacity expansion projects being developed by current and potential competitors, and, as such, we cannot make accurate projections regarding the future capacities of current and possible new entrants into the market and the dates on which such capacities could become available on the market. If these potential projects are completed in the short term, they could adversely affect market lithium prices, thereby resulting in a material adverse effect on the economic feasibility of extracting any minerals we discover.
Changes in commodity prices would affect our revenues and may reduce the amount of funds available to reinvest in development activities. Reductions in mineral prices not only reduce our revenues and profits but could also reduce the quantities of any reserves that are commercially recoverable. Declining mineral prices may also adversely impact our operations by requiring a review of the commercial feasibility of any of our proposed exploration and development programs. Any such review may indicate a material adverse effect on the economic feasibility of our proposed business.
Fluctuations in the value of the United States dollar relative to other currencies may adversely affect our business.
Fluctuations in the value of the dollar can be expected to affect our business. A strong U.S. dollar would likely result in imported borate and lithium products being comparatively less expensive, potentially resulting in more imports of borate products into the U.S. by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports.
We face risks relating to mining, exploration, and mine construction, if warranted, on our properties.
Our level of profitability, if any, in future years will depend to a great degree on boron and lithium prices and whether our exploration-stage properties can be brought into production. Exploration and development of boron and lithium resources are highly speculative in nature, and it is impossible to ensure that the currently proposed and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether it will be economically feasible to extract boron and lithium depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; boron and lithium prices and volatility of the market for each; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing on commercially reasonable or favorable terms; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. The effect of these factors cannot be accurately predicted, but any one or a combination of these factors may result in us receiving an inadequate return on invested capital. In addition, we are subject to the risks normally encountered in the mining industry, such as:

•	the discovery of unusual or unexpected geological formations;

•	accidental fires, floods, earthquakes, severe weather or other natural disasters;

•	unplanned power outages and water shortages;

•	construction delays and higher than expected capital costs due to, among other things, supply chain disruptions, higher transportation costs and inflation;

•	controlling water and other similar mining hazards;

•	explosions and mechanical failure of equipment;

•	operating labor disruptions and labor disputes;

•	the ability to obtain suitable or adequate machinery, equipment or labor;

•	our liability for pollution or other hazards; and

•	other unknown risks involved in the conduct of exploration and operation of mines.
The nature of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs, which could be associated with any liabilities not covered by insurance or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and potentially our financial viability.
Mineral exploration and development, such as our proposed operations, are subject to extraordinary risks.
Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The industrial activities conducted at our facilities present significant risk of serious injury or death to our employees, customers or other visitors to our operations, notwithstanding our safety precautions, including our material compliance with federal, state and local employee health and safety regulations. While we have in place policies and procedures to minimize such risks, we may nevertheless be unable to avoid material liabilities for an injury or death. Our operations will be subject to geological, technical and operating hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. Even though we maintain workers’ compensation insurance and a general liability policy to address the risk of incurring material liabilities for injury or death, there can be no assurance that the insurance coverage will be adequate or will continue to be available on the terms acceptable to us, or at all, which could result in material liabilities for an injury or death. The payment of any liabilities that arise may have a material adverse impact on us.
Our proposed facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars or health epidemics or pandemics.
We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, Fort Cady is located in San Bernardino County, California near active faults, which could lead to nearby earthquakes. If major disasters such as earthquakes, wildfires, health epidemics or pandemics, floods, drought, or other events occur, or our information system or communications network breaks down or operates improperly, our ability to achieve or continue operations at Fort Cady may be seriously damaged, or we may have to stop or delay our proposed exploration and development, and eventually production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.
A shortage of skilled technicians and engineers may further increase our operating costs, which may materially adversely affect our results of operations.
Efficient production of boron and lithium products using modern techniques and equipment requires skilled technicians and engineers. In addition, our efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. In the event that we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.
A shortage of equipment or disruption in our supply chain could adversely affect our ability to operate our business.
We are dependent on various supplies and equipment to carry out our mineral exploration and, if warranted, development operations. Any shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of potential future production.
Further, we are subject to risk from fluctuating market prices of certain raw materials, including steel, fiberglass reinforced plastic, and bulk chemicals, which are necessary to the construction and maintenance of our assets. The price of these raw materials may be affected by supply restrictions or other market factors (including inflation) from time to time. Some of the components and materials related to our assets are sourced from outside the United States through arrangements with various vendors, and there have been delays in obtaining these components and materials as a result of the
COVID-19
pandemic, shipping and transportation constraints, and other supply chain disruptions. Political, social or economic instability in regions where these components and materials are made could cause future disruptions in trade.
Actions in various countries have created uncertainty with respect to tariff impacts on the costs of some of these components and materials. The degree of our exposure is dependent on (among other things) the type of some of these components and materials. Significant price increases for these raw materials could reduce our operating margins, and could harm our business, financial condition, and results of operations.
In particular, bulk chemicals are critical to the operation of our business. These raw materials are in high demand, subject to price fluctuations and of limited availability. If manufacturers are not able to procure enough of these components or procure them in a timely manner, this would have a material adverse effect on the development of our products and in turn, our business, financial conditions and results of operations. Significant price increases for bulk chemicals in particular may have an adverse impact on the economic viability of our proposed development and operating activities.
Disruptions in production at our proposed facilities may have a material adverse impact on our business, results of operations and/or financial condition.
Manufacturing facilities in our industry are subject to planned and unplanned production shutdowns, turnarounds, outages and other disruptions. Any serious disruption at our proposed facilities could impair our ability to use our facilities and have a material adverse impact on any future revenues and increase our costs and expenses. Long-term production disruptions may allow competitors to be sought for alternative supply which could further adversely affect our profitability or delay or keep us from reaching commercial development at all.

Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. We may experience delays in construction, equipment procurement, or in completing our SSBF or our proposed large-scale complex on time. Any such production disruption could have a material impact on our proposed operations, operating results and financial condition.
Failure by our vendors or our component or raw material suppliers to use legal or ethical business practices and comply with applicable laws and regulations may adversely affect our proposed business.
We do not control our vendors or suppliers or their business partners. Accordingly, we cannot guarantee that they follow legal or ethical business practices, such as fair wage practices and compliance with environmental safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of components and raw materials, or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do and expect to do business could also attract negative publicity for us and harm our proposed business.
Competition with and new production of borates, lithium, and other minerals from current or new competitors in the market could adversely affect prices and our proposed business.
The mining industry is highly competitive. According to Global Market Insights, as of 2021, there are two major competitors in the borates industry, RTB (as defined below) and Eti Maden. If we are successful in bringing Fort Cady into production, we would be competing with two large competitors in the borates industry, one global mining conglomerate and one state-owned enterprise, both of which we believe are generally well funded and established. Additionally, the lithium industry is highly competitive, and, according to Woods Mackenzie, as of March 2022, the market was dominated by Albemarle Corporation, Sociedad Quimica y Minera De Chile S.A., Jiangxi Gangfeng Lithium Co. Ltd., Tianqi Lithium Corp., and Livent Corporation, all of which we believe are generally well-funded and established. Competition principally involves sales, supply and labor prices, contractual terms and conditions, attracting and retaining qualified personnel and securing the services and supplies we need for our operations. We cannot guarantee that competition, with these two major competitors for boron and five major competitors for lithium and lithium derivatives as well as with others, will not adversely affect us in the future. For example, lower cost producers of the minerals we mine could be better positioned to manage future volatility through commodity price cycles. Any significant production increases from either of the aforementioned two main borate competitors and major lithium and lithium derivative producers, and others, or the discovery of any additional significant borate or lithium resources could negatively impact prices received for borates or lithium. Furthermore, it is possible that competitors may engage in pricing activities that could result in market price reductions that may materially and adversely impact the economic feasibility of our plans. In addition, mines have limited lives and, as a result, we must periodically seek to replace and expand our mineral resources by acquiring new properties. Significant competition exists to acquire mining concessions, land and related assets.
We expect that our competitors may have well-established relationships with our current and potential suppliers, lenders and customers and have extensive knowledge of our target markets. As a result, these competitors may be able to respond more quickly to evolving industry standards and changing customer requirements than we may be able to. The adoption of more advanced technology could reduce our competitors’ production costs or may result in other efficiencies and, if we do not adopt such technologies, our competitors may have a lower cost structure or greater production efficiency, which may adversely affect our ability to compete.
There is limited information on the status of new production capacity expansion projects being developed by the current and potential competitors and, as such, we cannot make accurate projections regarding the capacities of possible new entrants into the market and the dates on which any new projects could become operational but any significant increase in supply could adversely affect market prices for borates, thereby resulting in a material adverse effect on the economic feasibility of extracting our resources.
Industry consolidation may result in increased competition, which could have a material adverse effect on our proposed business.
Some of our competitors have made or may make acquisitions or enter into partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships or strategic relationships. We expect industry consolidation to continue and/or increase as demand for critical materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we may have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales, technology or supply. These competitive pressures could have a material adverse effect on our proposed business.
We are subject to significant environmental and government regulations and compliance with such regulations requires significant expenditures.
Mining activities in the United States are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. In addition, changes in such laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could result in unanticipated capital expenditures, expenses or restrictions on or suspensions of our operations and delays in the development of our properties.
As a current holder of interests in U.S. mineral properties, we may be subject to CERCLA. CERCLA, along with analogous statutes in certain states, imposes strict, joint and several liability on owners and operators of facilities which release hazardous substances into the environment. CERCLA imposes similar liability upon generators and transporters of hazardous substances disposed of at an off-site
facility from which a release has occurred or is threatened. Under CERCLA’s strict joint and several liability provisions, we could potentially be liable for all remedial costs associated with property that we currently or previously owned or operated regardless of whether our activities are the actual cause of the release of hazardous substances. Such liability could include the cost of removal or remediation of the release and damages for injury to the natural resources. Releases from such facilities or from any of our current U.S. properties due to past or current activities could form the basis for liability under CERCLA and its analogs. In addition, off-site
disposal of hazardous substances, including hazardous mining wastes, may subject us to CERCLA liability. Our current and prior U.S. properties are not, to our knowledge, currently listed or proposed for listing on the National Priority List and we are not aware of pending or threatened CERCLA litigation which names us as a defendant or concerns any of our current or prior U.S. properties or operations. However, we have not conducted a Phase 1 or similar environmental site assessment on our properties and cannot be certain that we are aware of all current or historical operations at or affecting our properties that could involve contamination. We cannot predict the potential for future CERCLA liability with respect to our U.S. properties, nor can we predict the potential impact or future direction of CERCLA litigation in the area surrounding our current and prior properties.
Environmental regulations, including climate change related regulations, mandate, among other things, the maintenance of air and water quality standards, land development and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Enhanced public and private focus on climate change, greenhouse effects and proposed or contemplated laws and regulations relating to carbon emissions may impact aspects of our development plans or our future production. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for
non-compliance,
more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. In connection with our current activities or in connection with our prior operating activities, we may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy.
We may also incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations or permit requirements. If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and clean-up
of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally.
We may in the future be subject to claims by third parties or employees relating to exposure to hazardous materials and the associated liabilities may be material.
Any failure to ensure
on-going
compliance with current and future laws and government regulations, including environment, workplace health and safety, tax and accounting laws, rules and regulations as well as stock exchange listing rules could have a material adverse effect on our future financial condition and prospects.
We may face increased costs and be subject to liability resulting from the generation and disposal of certain wastes, including hazardous wastes, in the course of Fort Cady’s development and/or other future operations.
Our business is subject to stringent and complex laws and regulations relating to the generation, use, handling, storage, recycling, disposal and exposure to solid and hazardous wastes. These laws are frequently subject to change. In the course of our operations, we may generate solid or certain hazardous wastes through the disposal of other materials utilized in our development activities or our future operations. In addition, environmental laws can result in the imposition of liability in connection with end-of-life
system disposal.
We own and lease real property and may be subject to requirements regarding the storage, use and disposal of hazardous substances, including spill prevention, control and counter-measure requirements. If our owned or leased properties are contaminated, whether during or prior to our ownership or operation, we could be responsible for the costs of investigation and cleanup and for any related liabilities, including claims for damage to property, persons or natural resources. That responsibility may arise even if we were not at fault and did not cause or were not aware of the contamination. The costs of compliance with laws relating to the management and disposal of solid and hazardous wastes or the remediation of any contamination to which we are or may be responsible, and any changes to our operations mandated by new or amended laws, may be significant. Failure to comply with such laws and regulations could result in significant expenses, delays or fines, which in turn could have a material adverse effect on our results of operations and financial position.
Land reclamation requirements may be burdensome on our financial position.
Land reclamation requirements are generally imposed on companies with mining operations or mineral exploration companies in order to minimize long term effects of land disturbance. We are required to mitigate long-term environmental impacts at Fort Cady by stabilizing, contouring, re-sloping,
and revegetating various portions of the site after well-field and processing operations are completed. In addition, we are responsible for plugging and abandoning all injection recovery, water monitoring, and exploration drilling holes. In undertaking these reclamation activities, we must meet comprehensive environmental protection and reclamation standards.

Any failure to meet such standards may subject us to fines, penalties, or other sanctions. In addition, in order to carry out reclamation obligations imposed on us in connection with exploration, potential development and production activities, we must allocate financial resources that might otherwise be spent on exploration and development programs. We currently have reclamation obligations and have arranged and pledged certificates of deposits for reclamation. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.
The physical consequences of climate change could have a material adverse effect on our properties and proposed business activities.
Climate change may increase the frequency or intensity of adverse weather conditions, such as tropical storms, wildfires, droughts, floods, hurricanes, tornadoes, extreme temperatures or ice storms and may have the long-term effect of changing weather patterns in ways that are difficult to anticipate, which may result in damage or destruction to our assets or to third party assets on which we rely, affect the availability of water for our facilities, or otherwise require us to incur costs, or elicit changes in applicable regulations in the jurisdictions in which we operate, which may result in, among other impacts, increased compliance costs, reduced revenues, restrictions on our proposed operations, and difficulties in obtaining or maintaining permits, licenses or authorizations required for our proposed business. Any such disruption may prevent us from continuing to develop Fort Cady and any other of our properties, or, if and when completed, operating in the normal course.
Certain of our operations are dependent on particular meteorological conditions. Climate change may have a long-term and permanent effect on meteorological patterns, including the frequency or intensity of wind, precipitation, or change in temperatures at Fort Cady and any other of our properties. Furthermore, components of our systems could be damaged by severe weather, such as wildfires, hailstorms, tornadoes, hurricanes, flooding, drought, high or low temperatures or other weather conditions. Replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could impair the effectiveness of our assets or reduce their output beneath their estimated or engineered capacity or require shutdown of key equipment, impeding future operation of our assets.
Increasing concentration of greenhouse gases in the Earth’s atmosphere are contributing to climate changes that are having significant physical effects, such as increased frequency and severity of storms, droughts, fires, floods and other climatic events. If any such effects were to occur in the regions in which we explore, develop and operate, they could adversely affect or delay such activities and may otherwise cause us to incur significant costs in preparing for or responding to those effects.
New climate-related disclosure obligations in proposed SEC rule amendments could have uncertain impacts on our business, impose additional reporting obligations on us, and increase our costs.
In March 2022, the SEC proposed rule amendments that would provide a framework for the reporting of climate-related risks and create a wide range of new climate-related disclosure obligations for all registrants, including us. The proposed rules would require us to include certain climate-related information in registration statements and annual reports, including (i) climate-related risks and their actual or likely material impacts on our business, strategy, and outlook; (ii) our governance of climate-related risks and relevant risk management processes; (iii) information on our greenhouse gas emissions; (iv) certain climate-related financial statement metrics and related disclosures in a note to our audited financial statements; and (v) information about our climate-related targets, goals, and transition plans.
The proposed rules remain open to public comment and may be subject to challenges and litigation. Thus, the ultimate scope and impact of the proposed rules on our business remain uncertain. To the extent new rules, if finalized, impose additional reporting obligations on us, we could face substantial increased costs. Separately, the SEC has also announced that it is scrutinizing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that our existing climate disclosures are misleading or deficient.

We are required to obtain, maintain, and renew governmental permits in order to conduct development and mining operations, a process which is often costly and time-consuming.
We are required to obtain, maintain and renew governmental permits for our development activities and, prior to mining any mineralization, we will be required to modify or obtain new governmental permits for our proposed operations. Certain of our land titles are subject to royalty payments that are either currently payable or may be payable in the future (subject to negotiation with the State of California). Obtaining, maintaining, and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables, not all of which are within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain, maintain, or renew permits that are necessary to our planned operations or the cost and time required to obtain, maintain, or renew such permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the development or operation of our properties, which in turn could materially adversely affect our future revenues and profitability. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our activities.
Private parties, such as environmental activists, frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary governmental permits involves numerous jurisdictions, public hearings and possibly costly undertakings. These third-party actions can materially increase the costs and cause delays in the permitting process and could potentially cause us to not proceed with the development or operation of our properties. In addition, our ability to successfully obtain key permits and approvals to explore for, develop, operate and expand operations will likely depend on our ability to undertake such activities in a manner consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely affected by real or perceived detrimental events associated with our activities.
Lawsuits may be filed against us or arbitration proceedings may be commenced and an adverse ruling in any such lawsuit or arbitration may adversely affect our business, or financial condition.
In the ordinary course of our business, we may become involved in, named as a party to, or be the subject of, various legal proceedings, including regulatory proceedings, tax proceedings and legal actions, including arbitration proceedings, relating to personal injuries, workers’ compensation, employment discrimination, property damage, property taxes, land rights, the environment, damages related to breaches of privacy or data security, and contract disputes. Such proceedings and actions may involve liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. In addition, we may also be subject to class action lawsuits, including those alleging violations of the Fair Labor Standards Act and state and municipal wage and hour laws.
Due to the inherent uncertainties of litigation and other dispute resolution proceedings, the outcome of outstanding, pending or future actions or proceedings may be difficult to assess or quantify, cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse effect on our assets, liabilities, business, financial condition or results of operations. Even if we prevail in any such action or proceeding, they could be costly and time-consuming and may divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition. The ultimate resolution of any litigation or proceeding through settlement, mediation, or a judgment could have a material impact on our reputation and adversely affect our financial performance and financial position.
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that we currently own or own in the future. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. We cannot assure you that any such law, regulation, enforcement or private claim would not have a material adverse effect on our financial condition, results of operations or cash flows.
We are vulnerable to the risks associated with operating in a single geographic region and concentrating our capital investment in the State of California increases our exposure to that risk.
We expect to focus our operational activities and capital investments at Fort Cady in California and potentially, in the future, in respect of the Salt Wells Projects in Nevada. Should we be able to bring Fort Cady into production, we would then be solely dependent upon a single mining operation for our revenue and profits and all of our operations would be conducted in a single geographic region in the western United States in California. The geographic concentration of our operations may disproportionately expose us to disruptions in our operations if the region experiences severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact the region in which we operate more than other borate producing regions, our business, financial condition, results of operations and cash flows could be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.
In addition, scientists have warned that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. For example, the State of California has experienced several years of increasingly more extreme drought and forest fires throughout the state. If these warnings are correct, and if any such climate-related weather and environmental effects were to detrimentally impact the areas where we or our customers operate, they could have an adverse effect on our business, financial condition and prospects.
The operation or development of our facilities could be adversely affected by local communities and/or other stakeholders.
Relationships with local communities and other stakeholders may impact the development or operations of Fort Cady as well as other future projects. We may become impacted by the interests of local communities and other stakeholders, including in some cases, Indigenous peoples. Certain of these communities or other stakeholders may have or may develop interests or objectives which are different from, or even in conflict with, our objectives, including the use of our project lands and waterways near our facilities. Our relationships with the communities near Fort Cady and other stakeholders are critical to the future success of Fort Cady, as well as at any future development. There is an increasing level of public concern relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Publicity adverse to Fort Cady, or the mining industry generally, could have an adverse effect on our development plans or future operations and may impact relationships with the communities in which we ultimately operate and other associated stakeholders.
We may in the future, be subject to disputes with local communities, including Indigenous peoples, regarding the use of certain aspects of our assets, facilities and land and may in the future, be required to enter into settlement agreements providing for such use, on terms that include, among others, lump sum payments, royalty payments or restrictions on our business.
In addition, disputes surrounding Indigenous land claims regarding lands on or near our properties could interfere with future operations and/or result in additional operating costs or restrictions, as well as adversely impact the use and enjoyment of our real property rights with respect to our assets.
While we are committed to operating in a socially responsible manner, there can be no assurance that our efforts in this respect will mitigate this potential risk. All the foregoing could have a material adverse effect on our business, financial condition and results of operations, including, but not limited to, as a result of increased costs, reduced revenues, diversion of management attention, reputational harm, disruptions to our operations and other reasons.
We currently plan to continue to invest significant amounts of capital in our Salt Wells Projects and a variety of exploration activities, which involve many uncertainties and risks that could prevent us from realizing profits or may result in the total or partial loss of our investment.
We have an
Earn-in
Agreement to acquire a 100% interest in the Salt Wells Projects in the State of Nevada if we incur project related expenditures of $900,000 by December 31, 2023, $800,000 by December 31, 2024, and approximately $756,000 by December 31, 2025. We did not incur all of the project related expenses required for the fiscal year ending June 30, 2022 under the
Earn-in
Agreement. However, in August 2022, we entered into an amendment whereby the schedule and amounts of the required project related expenditures were changed and are now as described above. We cannot assure you that we will be able to obtain any similar amendments or waivers under the
Earn-in
Agreement in the future, if necessary. In the event that we do not make the expenditures as required under the
Earn-in
Agreement described above, we will not be assigned any rights, titles, or interest in the Salt Wells Projects.
Our Salt Wells Projects and other exploration activities may be delayed, more costly than anticipated or unsuccessful for many reasons, including declines in boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum, misalignment between any associated joint venture participants, cost overruns, unanticipated financial, operational or political events, mechanical and technical difficulties, increases in operating cost structures, equipment and labor shortages, industrial actions or other circumstances which may result in the delay, suspension or termination of our Salt Wells Projects and other exploration projects, the total or partial loss of our investment in such projects and activities and a material adverse effect on our results of operations, financial condition and prospects.
Our future success depends on the continuing efforts of our management and key employees and our ability to attract and retain highly-skilled personnel and senior management.
The responsibility of overseeing the
day-to-day
operations and the strategic management of our business depends substantially on our senior officers and our key personnel. Loss of such personnel may have an adverse effect on our performance. The success of our operations will depend upon numerous factors, many of which are beyond our control, including our ability to attract and retain additional key personnel in sales, marketing, technical support and finance. We currently depend upon a relatively small number of key persons to seek out and form strategic alliances and find and retain additional employees. Certain areas in which we operate are highly competitive regions and competition for qualified personnel is intense. We may be unable to hire suitable field personnel for our technical team or there may be periods of time where a particular position remains vacant while a suitable replacement is identified and appointed.
Our inability to hire and maintain suitable personnel could have a material adverse effect on us and could prevent us from effectively pursuing our business plan, including developing, growing, and operating our business profitably.
We also depend upon third parties, including consultants, engineers, suppliers and others, for their development, construction and operating expertise and expect to remain so for the foreseeable future. Our ability to continue conducting our activities is in large part dependent upon the efforts of third parties. Highly qualified consultants and engineers are expensive and difficult to attract and retain. We may need to engage additional third parties for new development projects, to establish mineral reserves through drilling, to carry out environmental and social impact assessments, to develop processes to extract boron and lithium and other materials, and to continue to develop Fort Cady. If such parties’ work is deficient or negligent or is not completed in a timely manner, it could have a material adverse effect on us. As a result, our use of services of consultants could have a material adverse effect on us and could prevent us from effectively pursuing our business plan.

We will need to increase the size of our organization and we may be unable to manage our growth effectively.
Our past growth has provided, and our future growth may create challenges to our organization. Members of our management team possess significant experience and have previously carried out or been exposed to exploration, development and production activities. However, we have limited operating history and our ability to achieve our objectives depends on the ability of our directors, officers and management to implement current plans and respond to any unforeseen circumstances that require changes to those plans. The execution of our business plan will place demands on us and our management. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. Our ability to recruit, assimilate, and maintain new personnel will be critical to our performance and we will be required to recruit additional personnel to achieve our business objectives. As a public company, we will need to support managerial, operational, financial and other resources. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we are unable to recruit additional personnel and effectively train, motivate, retain, and manage employees, or if we fail to manage these challenges effectively, our financial condition, business, and results of operations could be materially and adversely affected.
Our directors and officers may in the future be in a position of a conflict of interest.
Some of our directors and officers currently also serve as directors and officers of other companies involved in natural resource exploration, development and production, and any of our directors may in the future serve in such positions. As at the date of this report, none of our directors or officers serves as an officer or director of a minerals exploration, development or producing company nor possesses a conflict of interests with our business. However, there exists the possibility that they may in the future be in a position of a conflict of interest.
We may acquire additional businesses or assets, form joint ventures or make investments in other companies in the future that may be unsuccessful and may harm our operating results and prospects.
As part of our business strategy, we may pursue additional acquisitions of complementary businesses or assets. While we currently expect that any such acquisition would be funded with equity, the type of financing for any such acquisition will depend on circumstances existing at that time, including market conditions and our share price. If we are successful at identifying and making such acquisitions, integration of any acquired businesses or assets nevertheless involves many challenges, including a potential strain on our administrative and operational resources, unanticipated issues, expenses or liabilities, and difficulties in the assimilation of different corporate cultures and business practices. We may also seek to enter into joint ventures, pursue strategic alliances in an effort to leverage our existing operations and industry experience, increase our product offerings, expand our distribution and make investments in other companies. We do not have specific timetables for these potential activities and we cannot guarantee that we will be able to identify and complete suitable acquisitions or investments at reasonable prices, or that we will be successful in realizing any anticipated benefits from any future acquisitions or investments.
The success of any acquisitions, joint ventures, strategic alliances or investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investments. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses.
Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. In addition, if we choose to issue equity as consideration for any acquisition, our shareholders may experience dilution.

We face risks related to health epidemics and other outbreaks, including the recent spread of COVID-19 or novel coronavirus, or fear of such an event.
Our business could be adversely affected by a widespread outbreak of contagious disease, including the outbreak of the 2019 novel strain of coronavirus, causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. Through June 30, 2022, the spread of this virus and government responses have caused business disruption and are adversely affecting many industries. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations, which could reduce exploration activities and development projects and impact liquidity and financial results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We may be subject to litigation if one or more employees contract COVID-19 at work or litigation initiated by stockholders who view decisions by the Board of Directors or management as inconsistent with duties to the Company under Delaware law or who may assert claims under federal securities laws. We understand that, as indicated by sharp increases in average premiums for director and officer insurance policies in recent months, insurers expect increased litigation relating to COVID-19.
We are monitoring the situation and taking reasonable steps to keep our business premises, properties, vendors and employees in a safe environment and are constantly monitoring the impact of COVID-19. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. While we have not seen a significant impact to our results from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or our ability to continue development of Fort Cady, our results of operations, financial condition and liquidity could be adversely impacted.
Risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect our business.
The volatile global economic environment has created market uncertainty and volatility recently. This global economic uncertainty has negatively affected the mining and minerals sectors in general. Many industries, including the mining industry, are impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of metal prices, geopolitical instability (including events such as the Russian invasion of Ukraine), terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact our ability to obtain equity or debt financing in the future on terms favorable to us or at all. In such an event, our operations and financial condition could be adversely impacted.
Prices and availability of commodities consumed or used in connection with exploration and development and mining, such as natural gas, diesel, oil and electricity, also fluctuate, and these fluctuations affect the costs of operations. These fluctuations can be unpredictable, can occur over short periods of time and may have a material adverse impact on our operating costs or the timing and costs of various projects.

We could be subject to information technology system failures, network disruptions, and breaches in data security which could negatively affect our business, financial position, results of operations and cash flows.
As dependence on digital technologies is expanding, cyber incidents, including deliberate attacks or unintentional events have been increasing worldwide. Computers and telecommunication systems are used to conduct our exploration and development activities, will be used to conduct our production activities and have become an integral part of our business. We use these systems to analyze and store financial and operating data, as well as to support our internal communications and interactions with business partners. Cyber-attacks could compromise our computer and telecommunications systems and result in additional costs as well as disruptions to our business operations or the loss of our data. A cyber-attack involving our information systems and related infrastructure, or those of our business partners, could disrupt our business and negatively impact our operations in a variety of ways, such as, among others:

•	an attack on the computers which control our mining operations could cause a temporary interruption of our production;

•	a cyber-attack on our accounting or accounts payable systems could expose us to liability to employees and third parties if their sensitive personal information is obtained;

•	possible loss of material information, which in turn could delay productive processes and selling efforts, causing economic losses; or

•	a cyber-attack on a service provider could result in supply chain disruptions, which could delay or halt our major development projects.
Risks Relating to Our CDIs and Common Stock
The market price and trading volume of our CDIs and Common Stock may be volatile and may be affected by economic conditions beyond our control.
The market price of our CDIs and Common Stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume of our Common Stock may fluctuate and cause significant price variations to occur. If the market price of our CDIs and Common Stock declines, you may be unable to resell your CDIs or Common Stock at a competitive price. We cannot assure you that the market price of our CDIs and Common Stock will not fluctuate or significantly decline in the future. In addition, although our Common Stock is listed on NASDAQ, we cannot assure you that a trading market for our Common Stock will be maintained.
Some specific factors that could negatively affect the price of our CDIs and Common Stock or result in fluctuations in their price and trading volume include:

•	actual or expected fluctuations in our prospects or operating results;

•	changes in the demand for, or market prices for, borates, lithium, or lithium-ion batteries, and other minerals;

•	additions or departures of our key personnel;

•	changes or proposed changes in laws, regulations or tax policy;

•	sales or perceived potential sales of our Common Stock by us or our directors, senior management or shareholders in the future;

•	announcements or expectations concerning additional financing efforts;

•	conditions in the U.S. and global financial markets, or in our industry in particular, or changes in general economic conditions; and

•	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our Common Stock, regardless of our actual operating performance.
We incur significant costs as a result of being publicly traded in the United States and Australia.
As our Common Stock is publicly traded in both the United States and Australia, we incur significant legal, accounting, insurance and other expenses related to compliance with applicable regulations. Our management and other personnel devote a substantial amount of time to these compliance initiatives, and we may need to continue to add additional personnel and develop our internal compliance infrastructure. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, if we are unable to satisfy our obligations as a public company in the United States, we could be subject to delisting of our Common Stock, fines, sanctions, and other regulatory action and potentially civil litigation.
Our Common Stock is publicly traded on the ASX in the form of CDIs. As a result, we must comply with the ASX Listing Rules. We have policies and procedures that we believe are designed to provide reasonable assurance of our compliance with the ASX Listing Rules. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent non-compliance,
we could be subject to liability, fines and lawsuits. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We incur increased costs as a result of operating as a U.S. listed public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
As a U.S. listed public company we incur, and particularly after we are no longer an “emerging growth company” we expect to incur, significant additional legal, accounting, and other expenses. The Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, legal, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors or executive officers.
We will be subject to Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
An active trading market for our CDIs and Common Stock may not be sustained and the trading price for our CDIs and Common Stock may fluctuate significantly.
Shares of our Common Stock are able to be traded by the public on NASDAQ. However, a liquid public market for our Common Stock may not develop or be sustained, which means you may experience a decrease in the value or trading price of the shares of our Common Stock and our CDIs (which is based upon the value of our Common Stock) that you received in connection with the Reorganization, regardless of our operating performance. If a liquid public market for our Common Stock does not develop or is not sustained, then the value of our CDIs, which is based upon the value of our Common Stock, is also likely to decrease in value. In the past, following periods of volatility in the market price of a company’s securities, shareholders often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of directors or senior management and, if adversely determined, could have a material adverse effect on our results of operations and financial condition.
Because we do not anticipate paying dividends on our Common Stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain on our Common Stock.
Our former parent company, ABR, did not declare any dividends during fiscal 2019, 2020 or 2021 and we do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our proposed business. Dividends, if any, on our outstanding CDIs and Common Stock will be declared by and subject to the discretion of our Board of Directors on the basis of our earnings, financial requirements and other relevant factors, and subject to Delaware and federal law. We cannot assure you that our CDIs or Common Stock will appreciate in value. You may not realize a return on your investment in our CDIs and Common Stock and you may even lose your entire investment in our CDIs and Common Stock.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, the market price and trading volume of our CDIs and Common Stock could decline.
The trading market for our CDIs and Common Stock will be influenced by the research and reports that U.S. securities or industry analysts publish about us or our business. Securities and industry analysts may discontinue research on us, to the extent such coverage currently exists, or in other cases, may never publish research on us. If no or few U.S. securities or industry analysts commence coverage of us, the trading price for our CDIs and Common Stock would be negatively affected. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our CDIs and Common Stock or publish adverse or misleading research about our business, the market price of our CDIs and Common Stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, demand for our CDIs and Common Stock could decrease, which might cause our price and trading volume to decline. In addition, research and reports that Australian securities or industry analysts may, initiate or may continue to, publish about us, our business or our Common Stock may impact the market price of our CDIs and Common Stock.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our CDIs and Common Stock less attractive to investors and, as a result, adversely affect the price of our CDIs and Common Stock and result in a less active trading market for our CDIs and Common Stock.
We are an “emerging growth company” as defined in the U.S. Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. For example, we have elected to rely on an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) relating to internal control over financial reporting, and we will not provide such an attestation from our auditors.
We may avail ourselves of these disclosure exemptions until we are no longer an “emerging growth company.” We cannot predict whether investors will find our CDIs and Common Stock less attractive because of our reliance on some or all of these exemptions. If investors find our CDIs and Common Stock less attractive, it may adversely affect the price of our CDIs and Common Stock and there may be a less active trading market for our CDIs and Common Stock.
We will cease to be an “emerging growth company” upon the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of US$1,235,000,000 (as such amount is indexed for inflation every five years by the SEC) or more;

•
the last day of our fiscal year following the fifth anniversary of the completion of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act;

•	the date on which we have, during the previous three-year period, issued more than US$1,000,000,000 in non-convertible debt; or

•
the date on which we are deemed to be a “large accelerated filer,” as defined in Rule
12b-2
of the Exchange Act, which would occur if the market value of our Common Stock that are held by non-affiliates
exceeds US$700,000,000 as of the last day of our most recently completed second fiscal quarter.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
If we experience any material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As a result of being a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning in the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting during the evaluation and testing process, we may be unable to conclude that our internal controls are effective. We have not been, and will not be, audited or subject to an assessment of internal control over financial reporting, as a combined entity following the Reorganization. There can be no assurance that no material weakness or significant deficiency will be identified once such an audit or assessment of internal control over financial reporting is completed.
Additionally, when we cease to be an “emerging growth company” under the federal securities laws, our independent registered public accounting firm may be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Common Stock to decline.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
As a public company, we are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Our Certificate of Incorporation and Bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that shareholders may consider favorable and may prevent attempts by our shareholders to replace or remove our current management.
Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a merger, acquisition, or other change in control of our company that shareholders may find favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market prices for our Common Stock. In addition, these provisions could also make it difficult for shareholders to elect directors who are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include, among other things, that:

•
the ability of our Board of Directors to issue shares of Preferred Stock and to determine the price and other terms of those shares, including preferences and voting rights, without shareholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	allowing only our Board of Directors to fill director vacancies, which prevents shareholders from being able to fill vacancies on our Board of Directors;

•	a prohibition on shareholders action by written consent, which forces shareholder action to be taken at an annual or special meeting of our shareholders;

•
a requirement that special meetings of our shareholders may be called only by (i) our Board of Directors or (ii) our secretary, following receipt of one or more written demands to call a special meeting from shareholders of record who own, in the aggregate, at least 25% of the voting power of our outstanding shares then entitled to vote on the matter or matters to be brought before the proposed special meeting that complies with the procedures for calling a special meeting set forth in our Bylaws, which may inhibit the ability of an acquirer to require the convening of a special meeting of our shareholders;

•
a requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the certain provisions of our Certificate of Incorporation or our Bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our Board of Directors to amend our Bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt;

•
advance notice procedures with which shareholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•	a prohibition of cumulative voting in the election of our Board of Directors, which would otherwise allow less than a majority of shareholders to elect director candidates.
We are also subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents us from engaging in a business combination, such as a merger, with an interested shareholder (i.e., a person or group that acquires at least 15% of our voting stock) for a period of three years from the date such person became an interested shareholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested shareholder is approved in a prescribed manner.
Raising additional capital could adversely affect the voting power or value of our CDIs and Common Stock.
Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings or the issuance of debt instruments or other securities convertible into Common Shares. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategy considerations, even if we believe that we have sufficient funds for our current or future operating plans.
We cannot predict the size or price of future issuances of Common Shares or the size or terms of future issuances of debt instruments or other securities convertible into Common Shares, or the effect, if any, that future issuances and sales of our securities will have on the market price of the Common Shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder including voting rights.
Our Certificate of Incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of Preferred Stock having such designations, preferences, limitations and relative rights, including preferences over our CDIs and Common Stock respecting dividends and distributions, as our Board of Directors may determine. For example, we might grant holders of Preferred Stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. The terms of one or more classes or series of Preferred Stock could adversely impact the voting power or value of our CDIs and Common Stock. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of Preferred Stock could affect the residual value of our Common Stock.
Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

NASDAQ may
de-list
our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We have listed our Common Stock on the NASDAQ. In the future, our securities may fail to meet the continued listing requirements to be listed on the NASDAQ. If the NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our Common Stock;

•
a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, which could result in a reduced level of trading activity in the secondary trading market for our Common Stock;

•	more limited news and analyst coverage for us; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
Sales by our existing shareholders can reduce the market price of our Common Stock and CDIs.
Sales of a substantial number of our Common Stock in the public market could occur at any time. Such sales, or any market perception that substantial holders of our Common Stock intend to sell our Common Stock, could reduce the market price of our Common Stock and CDIs. If this occurs, it could impair our ability to raise additional capital through the sale of securities.
We are a holding company and, as such, we depend on our subsidiaries to generate cash to fund our operations and expenses.
We are a holding company and essentially all of our assets are the capital stock of our subsidiaries. As a result, our investors are subject to the risks attributable to our subsidiaries. As a holding company, we conduct all of our business through our subsidiaries. Therefore, our ability to fund and conduct our business, service our debt and pay dividends, if any, in the future will principally depend on the ability of our subsidiaries to generate sufficient cash flow to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they are wholly-owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing any debt obligations. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.
Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Certificate of Incorporation or Bylaws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants therein. Our Bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the Securities Act, and that investors cannot waive compliance with the Securities Act and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Bylaws described in the preceding sentence. This forum selection provision is not intended to apply to any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
These
choice-of-forum
provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or operating results.
Risks Related to the Convertible Notes
There are risks associated with our Convertible Notes issued subsequent to June 30, 2022 that could adversely affect our business and financial condition.
On August 11, 2022, we issued $60.0 million of convertible debt (“Convertible Notes”) under a convertible note purchase agreement (the “Convertible Note Purchase Agreement”), which closed August 26, 2022. Pursuant to the Convertible Note Purchase Agreement, the Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually, or 6.00% per annum if the Company elects to pay such interest through the delivery of additional Convertible Notes and are convertible into 3,409,091 shares of Common Stock at a conversion price of $17.60 per share of Common Stock in accordance with the terms of the Convertible Note Purchase Agreement. The Convertible Notes mature on August 15, 2027. The Company may, at its election, force conversion of the Convertible Notes (i) if the last reported sale price of the Common Stock exceeds 200% of the conversion price for at least 20 trading days during the period of the first 24 months after issuance; (ii) if the last reported sale price of the Common Stock exceeds 150% of the conversion price for the following 12 months; and (iii) if the last reported sale price of the Common Stock exceeds 130% of the conversion price thereafter. Following certain corporate events that may occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event or has its Convertible Notes mandatorily converted, as the case may be.
The Convertible Note Purchase Agreement provides for standard and customary events of default, such as our failing to make timely payments and failing to timely comply with the reporting requirements of the Exchange Act. The Convertible Notes also contains customary affirmative and negative covenants, including limitations on incurring additional indebtedness, and the creation of additional liens on our assets. In addition, if we experience a Change in Control, as defined in the Convertible Note Purchase Agreement, which includes the sale of all or substantially all of our assets, or our common stock ceasing to be listed on NASDAQ or any other eligible exchange, then the holder of the Convertible Notes can require us to repay the outstanding indebtedness in cash.
Our ability to remain in compliance with the covenants under the Convertible Notes depends on, among other things, our operating performance, competitive developments, financial market conditions, and stock exchange listing of our common stock, all of which are significantly affected by financial, business, economic, and other factors, many of which we are not able to control. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on the Convertible Notes or meet our other obligations under the

Convertible Notes Purchase Agreement. Our level of indebtedness under the Convertible Notes Purchase Agreement could have other important consequences, including the following:

•
We may need to use a substantial portion of our cash flow from operations to pay interest and principal on the Convertible Notes, which would reduce funds available to us for other purposes such as working capital, capital expenditures, potential acquisitions, and other general corporate purposes;

•
We may be unable to refinance our indebtedness under the Convertible Notes Purchase Agreement or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;

•
We may be unable to comply with covenants in the Convertible Notes, which could result in an event of default that, if not cured or waived, may result in acceleration of the Convertible Notes and any additional convertible notes issued under the Convertible Notes Purchase Agreement. An event of default would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation;

•
Our ability to pay interest and repay principal in shares of our common stock, if so elected by us, and conversion of the Convertible Notes and any additional convertible notes issued under the Convertible Notes Purchase Agreement could result in significant dilution of our common stock, which could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline; and

•	We may be more vulnerable to an economic downturn or recession and adverse developments in our business.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments on the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, for example, due to the unknown impacts of the COVID-19 pandemic, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Convertible Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations under the Convertible Notes, which would materially and adversely impact our business, financial condition and operating results.
Our obligations to the purchaser under the Convertible Notes, and any additional convertible notes, are secured by a security interest in substantially all of our assets, and if we default on those obligations, the purchaser could foreclose on our assets.
Our obligations under the Convertible Notes, and any additional convertible notes, and the related transaction documents, are secured by a security interest in substantially all of our assets. As a result, if we default on our obligations under the Convertible Notes, or any additional convertible notes, the collateral agent on behalf of the purchaser could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of their investment.

Conversion of the notes will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the notes will dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
We may require additional financing to sustain or grow our operations and such additional capital may not be available to us, or only available to us on unfavorable terms.
To the extent that revenues generated by our ongoing operations are insufficient to fund future requirements, we may need to raise additional funds through debt or equity financings or curtail our growth. The Convertible Notes contain limitations on our ability to raise money through equity offerings and to incur additional indebtedness. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our stockholders in the amounts that we require, or at all. Our inability in the future to obtain additional equity or debt capital on acceptable terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future stockholder returns.
Risks Relating to our Reorganization
We may be unable to achieve some or all of the benefits that we expect to achieve from the Reorganization, which could materially adversely affect our business, financial condition and results of operations.
We have historically operated as a subsidiary of ABR. We may not be able to achieve the full strategic and financial benefits expected to result from the Reorganization, or such benefits may be delayed or not occur at all. The ABR Board of Director’s formed the view that the U.S. market would more fully appreciate and understand Fort Cady and that Fort Cady is aligned with broader investment themes that are well received in the U.S. market regarding onshoring strategic commodities and decarbonizing the economy. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others, because we may experience unanticipated competitive developments, including changes in the conditions of industry and the markets in which we operate, including fluctuations in the prices of borates and other minerals that could negate some or all of the expected benefits from the Reorganization.
If we do not realize some or all of the benefits expected to result from the Reorganization, or if such benefits are delayed, our business, expected future financial and operating results and our prospects could be adversely affected.
Item 1B.
 Unresolved Staff Comments
Not applicable.
Item 3. Legal Proceedings
As of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our Common Stock is currently listed on NASDAQ under the symbol “FEAM.” The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NASDAQ.
The closing price of our Common Stock on September 21, 2022 was $14.88 per share. As of that date, there were 31 holders of record of our Common Stock according to Computershare Trust Company, N.A.. The actual number of stockholders is greater than these numbers and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. These numbers of active holders of record also do not include holders whose shares may be held in trust by other entities.
Dividend Policy
We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board of Directors.
Securities authorized for issuance under equity compensation plans.
See information incorporated by reference in Note 11, “Share-Based Compensation,” to our consolidated financial statements in Item 8 of this report and Item 12 of this report regarding securities authorized for issuance under our equity compensation plans.
Sales of Unregistered Securities

Date	Title of Security	Number		Consideration Received		Exemption from Registration Claimed	Security Holder
3/15/2022	Common Stock	400,000		$—	(1)	Section 4(a)(2)	Blue Horizon Advisors LLC

3/28/2022	Common Stock	250,000		—	(1)	Section 4(a)(2)	Blue Horizon Advisors LLC

4/12/2022	Common Stock	150,000		—	(1)	Section 4(a)(2)	Blue Horizon Advisors LLC

5/16/2022	Common Stock	50,000	(2)	109,500		Section 4(a)(2)	Aaron Dean Bertolatti <ATF Bertolatti Family Trust>

5/16/2022	Common Stock	100,000	(2)	219,000		Section 4(a)(2)	JAWAF Enterprises Pty Ltd <Hall Family A/C>

5/23/2022	Common Stock	50,000	(2)	109,500		Section 4(a)(2)	Scor Go Luath Limited

6/7/2022	Common Stock	50,000	(2)	182,500		Section 4(a)(2)	Mrs. Eileen Ann Shipes <HR & EA Shipes Revocable A/C>

		1,050,000		$620,500

(1)	Shares issued for services
(2)	Shares issued upon option exercises
The transactions listed above are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition and liquidity, and cash flows of our Company and its predecessor for the years ended June 30, 2022 and 2021. The discussion is based on the historical financial statements of ABR as of and for the periods ending June 30, 2022 and 2021 and all periods prior to the Reorganization and of the Company for periods after the Reorganization. The Company was incorporated under the laws of the state of Delaware to become the holding company of our business pursuant to the Reorganization. Prior to completion of the Reorganization, the Company had no business or operations and following completion of the Reorganization, the business and operations of the Company consists solely of the business and operations of the subsidiaries of ABR. Accordingly, financial information for the Company and a discussion and analysis of its results of operations and financial condition for the period of its operation prior to the Reorganization would not be meaningful and are not presented. Following the Reorganization, the historical financial statements of ABR as of and for the periods ending June 30, 2022 and 2021 are our financial statements as a continuation of the predecessor. Our financial statements will continue to consolidate ABR as an operating subsidiary. This MD&A should be read in conjunction with our consolidated financial statements, the accompanying notes to consolidated financial statements and other financial information included in this annual report. Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this annual report. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
Overview
5E Advanced Materials, Inc. is an exploration stage company focused on becoming a vertically integrated global leader and supplier of boron specialty and advanced materials, complemented by lithium production capabilities. Our business is based on our large domestic boron and lithium resource which is located in Southern California.

Results of Operations

	Year Ended June 30		Change
	2022	2021	$	%
		($ in thousands)
COSTS AND EXPENSES
Project expenses	$12,853	$5,966	$6,887	115%
General and administrative	54,733	11,637	43,096	*
Research and development	133	—	133	N/A
Depreciation and amortization expense	112	31	81	261%

Total costs and expenses	67,831	17,634	50,197	285%

LOSS FROM OPERATIONS	(67,831)	(17,634)	(50,197)	285%

NON-OPERATING INCOME (EXPENSE)
Other income	65	45	20	44%
Interest income	3	9	(6)	-67%
Interest expense	(6)	(5)	(1)	20%
Net foreign exchange gain (loss)	1,056	(1,668)	2,724	-163%

Total non-operating income (expense)	1,118	(1,619)	2,737	-169%

NET INCOME (LOSS)	$(66,713)	$(19,253)	$(47,460)	247%

*	Represents a percentage change of greater than +/- 300%
Project Expenses
Project expenses include drilling, environmental, site-prep, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing Fort Cady. The $6.9 million increase in project expenses during 2022 compared to 2021 was due to increased activity related to the preparation for construction of the SSBF, primarily expenses related to drilling water monitoring wells and engineering and technical reports that were not eligible for capitalization as construction in progress.
General and administrative expense
General and administrative expenses include professional fees, costs associated with marketing, press releases, on-going
SEC and public company costs, public relations, rent, salaries, sponsorships, share based compensation and other expenses. The $43.1 million increase in 2022 was primarily driven by $37.7 million of share based compensation costs, $4.3 million in costs related to the reorganization and subsequent listing of our shares on the NASDAQ, and increased salaries related to hiring additional employees. Our head count increased to 23 at the end of the current period from 11 at the end of the previous year. Share based compensation was driven by $31 million in shares issued as payment for consulting fees under our Advisory Agreement with Blue Horizon Advisors, LLC (“BHA”) for services related to assessing Fort Cady, recruiting a U.S. based management team, and advising in connection with our listing on the NASDAQ.
Research and development
Research and development expense includes costs incurred under our research agreement with Georgetown University that aims to enhance the performance of permanent magnets through increased use of boron.
Depreciation and amortization expense
The $81,000 increase in depreciation and amortization expense was primarily due to additional assets placed in service, including the addition of three hybrid trucks to our fleet, and the placement in service of field buildings included in construction in progress at the end of last year. Depreciation and amortization also increased as we had a full year of depreciation related to assets that were placed in service in the prior year.

Non-operating
(income) expense
The change from net
non-operating
expense to
non-operating
income during the year ended June 30, 2022 was primarily driven by net foreign exchange gains of $1.1 million resulting from the impact of the strengthening U.S. dollar (vis a vis the Australian dollar) as we had no foreign cash holdings during the year ended June 30, 2022. All cash balances have been transferred to our bank account in the U.S. and were held in U.S. dollars at June 30, 2022.
Income Tax
We did not have any income tax expense or benefit for the years ended June 30, 2022 and 2021, as we did not generate any net income for either period.
Liquidity and Capital Resources
Overview
As of June 30, 2022, we had cash and cash equivalents of $31.1 million and working capital of $25.2 million compared to $40.8 and $39.3 million as of June 30, 2021, respectively. Our predominant source of cash has been generated through equity financing from issuances of our common stock. Since inception, we have not generated revenues, and as such, have relied on equity financing to fund our operating and investing activities.
Outlook
The full scope of our current business plan for the next 12 months includes, among other things: achieving mechanical completion and commissioning of the SSBF, potential additional drilling of wells to support operation of the SSBF, operation of the SSBF for several months and hiring additional personnel to support our development of Fort Cady. While the total cost is subject to change, we currently estimate the total cost of the SSBF (including the drilling and installation costs for our injection recovery wells of $3.4 million) to be between $45 million and $55 million, of which $25.6 million had been spent (including costs for our injection recovery wells of $3.4 million) as of June 30, 2022, and the remainder is expected to be incurred prior to March 31, 2023.
On August 11, 2022, we entered into Convertible Notes of $60.0 million through a private placement, which closed on August 26, 2022. We believe our current cash balances, which include the proceeds from the Convertible Notes, are sufficient to fund our cash requirements for at least the next 12 months. We expect our expenditures to increase in connection with our ongoing development activities and pursuit of our business plan, as we continue construction and operation of the SSBF and progress engineering of our proposed large- scale complex.
Accordingly, we will need to obtain substantial additional funding in connection with the development of our operations. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. These factors include, but are not limited to, our ability to access capital markets, stock price volatility, uncertain economic conditions, unforeseen delays in our project, and access to labor. See “Part I. Item 1A. Risk Factors” in this report. A summary of our cash flows for the years ended June 30 follows.

	For the Year Ended June 30,
	2022	2021	$ Change
	($ in thousands)
Net cash used by operating activities	$(28,976)	$(10,888)	$(18,088)
Net cash used by investing activities	(11,400)	(12,958)	1,558
Net cash provided by financing activities	30,622	37,770	(7,148)

Net increase (decrease) in cash and cash equivalents	$(9,754)	$13,924	$(23,678)

Cash Flows from Operating Activities
Net cash used in operating activities for each of the above periods was primarily the result of expenses incurred in preparing us for operations. During the year ended June 30, 2022, we used $18.1 million more from operations than in the previous year. The increase in cash used in operations during the current period was due to increased salaries and benefits resulting from increased headcount combined with an increase in project expenses related to the preparation for construction of the SSBF.
Cash Flows from Investing Activities
Our cash flows from investing activities did not change significantly from the prior year as we continued to invest in the SSBF. Substantially all our investing activities relate to equipment purchases, engineering, and the construction of our SSBF. Net cash used in investing activities for the fiscal year ended June 30, 2021 also included the purchase of $776,650 in reclamation bonds required by the Environmental Protection Agency.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended June 30, 2022 consisted primarily of $25.5 million of proceeds (net of share issuance costs) from the issuance of 1.76 million shares of Common Stock and $5.2 million of proceeds from the exercise of stock options.
Net cash provided by financing activities for the year ended June 30, 2021 primarily consisted of $30.1 million of proceeds from the issuance of Common Stock and $9.2 million of proceeds from the exercise of stock options, less $1.6 million from share offering costs.
Future Capital Requirements
At June 30, 2022, we had sufficient cash on hand, and together with the subsequent $60 million private placement of Convertible Notes on August 11, 2022, we believe we have sufficient capital to fund our fiscal year 2023 capital budget and operating expenses.
If we complete a bankable feasibility study for the Project and decide to further develop and commercialize the Project, this will require substantial additional funds, which would require future debt or equity financings.
Contractual Obligations
Purchase Obligations
As of June 30, 2022, we had purchase order commitments of $28.6 million in respect of construction works in progress, drilling, and technical reports.
Mineral Lease Payments
We have a mineral lease agreement with Elementis for the purposes of obtaining exclusive rights to exploration at Fort Cady. The mineral lease agreement requires us to make an annual minimum royalty payment of $75 thousand, escalated annually based on inflation, until the expiration date of the lease. The initial expiration date of the lease agreement was October 1, 2021. FCCC and Elementis executed a lease extension until March 31, 2023. Payments made during the years ended June 30, 2022 and 2021 were $187 and $108 thousand, respectively.
Critical Accounting Policies and Estimates
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ materially from those estimates. Our significant estimates and assumptions may include the estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, reclamation liabilities and share-based compensation. See Note 1, “Description of Company and Summary of Significant Accounting Policies,” to our consolidated financial statements in Item 8 of this report for a full description of the critical accounting policies and estimates below, as well as other accounting policies and estimates we make. Below are the most significant policies we apply in preparing our financial statements. We also describe the most significant estimates and assumptions we make in applying these policies.
Reclamation Liabilities
Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. We estimate these costs based upon internally generated information and information obtained from outside sources. These estimates are then inflated and discounted based on when the expenditures are expected to be incurred and recorded at fair value as an asset and corresponding liability on our consolidated balance sheet. Because these costs typically extend many years into the future, estimation is difficult and requires judgments that are subject to revisions based upon numerous factors, including inflation, changing technology and the political and regulatory environment in which we operate. Changes in cost estimates, discount rates, timing of abandonment activities or inflation, among others, could have a significant impact on our future results of operations or liquidity. We review our assumptions and estimates of future development and abandonment costs annually, or more frequently if circumstances change. See Note 5, “Asset Retirement Obligations and Accrued Reclamation Liabilities,” to our consolidated financial statements in Item 8 of this report.
Share-Based Compensation
We apply a fair value-based method of accounting for stock-based compensation, which requires recognition in the financial statements of the cost of services received in exchange for equity awards. Compensation expense is based on the fair value on the grant or modification date and is recognized in our financial statements over the vesting period with a corresponding increase in additional paid-in
capital. We utilize the Black-Scholes option-pricing model to measure the fair value of stock options and a Monte Carlo lattice-based model for our market-based restricted stock units. See Note 11, “Share Based Compensation,” to our consolidated financial statements in Item 8 of this report for a full discussion of our stock-based compensation.
New Accounting Requirements
See Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements in Item 8 of this report for a discussion of new accounting requirements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
5E Advanced Materials, Inc.
Houston, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 5E Advanced Materials, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Spokane, Washington
September 28, 2022

5E ADVANCED MATERIALS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$31,057	$40,811
Prepaid expenses and other current assets	1,506	159

Total current assets	32,563	40,970
Mineral rights and properties, net	8,364	8,081
Construction in progress	25,625	12,765
Properties, plant and equipment, net	2,871	1,495
Reclamation bond deposit	1,086	1,085
Right of use asset	371	213
Other assets	6	—

Total Assets	$70,886	$64,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,212	$1,594
Lease liability, current	164	91

Total current liabilities	7,376	1,685
Long-term debt	148	93
Lease liability	211	125
Accrued reclamation liabilities	489	377

Total liabilities	8,224	2,280

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock 43,305,315 and 38,391,412 shares outstanding at June 30, respectively	433	384
Additional paid-in capital	169,593	101,179
Accumulated other comprehensive income (loss)	—	1,417
Retained earnings (accumulated deficit)	(107,364)	(40,651)

Total stockholders’ equity	62,662	62,329

Total liabilities and stockholders’ equity	$70,886	$64,609

The accompanying notes are an integral part of these consolidated financial statements

7
8

5E ADVANCED MATERIALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Year Ended June 30,
	2022	2021
Operating expenses:
Project expenses	$12,853	$5,966
General and administrative	54,733	11,637
Research and development	133	—
Depreciation expense	112	31

Total operating expenses	67,831	17,634

Income (loss) from operations	(67,831)	(17,634)

Non-operating income (expense)
Other income	65	45
Interest income	3	9
Interest expense	(6)	(5)
Net foreign exchange gain (loss)	1,056	(1,668)

Total non-operating income (expense)	1,118	(1,619)

Income (loss) before income taxes	(66,713)	(19,253)

Income tax provision (benefit)
Current	—	—
Deferred	—	—

Total income tax provision (benefit)	—	—

Net income (loss)	$(66,713)	$(19,253)

Net income (loss) per common share—basic and diluted	$(1.63)	$(0.56)

Weighted average common shares outstanding—basic and diluted	40,807	34,175

Comprehensive income (loss):
Net income (loss)	$(66,713)	$(19,253)
Reporting currency translation gain (loss)	(1,417)	1,916

Comprehensive income (loss)	$(68,130)	$(17,337)

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	30,456	$305	$57,078	$(499)	$(21,398)	$35,486
Shares issued for:
Cash	5,128	51	30,059	—	—	30,110
Exercise of stock options	2,799	28	9,208	—	—	9,236
Consulting fees	8	—	32	—	—	32
Share issuance costs	—	—	(1,574)	—	—	(1,574)
Share based compensation	—	—	6,376	—	—	6,376
Net income (loss)	—	—	—	—	(19,253)	(19,253)
Other comprehensive income (loss), net of tax	—	—	—	1,916	—	1,916

Balance at June 30, 2021	38,391	384	101,179	1,417	(40,651)	62,329
Shares issued for:
Cash	1,760	18	26,291	—	—	26,309
Exercise of stock options	1,904	19	5,203	—	—	5,222
Consulting fees	1,250	12	31,021	—	—	31,033
Share issuance costs	—	—	(797)	—	—	(797)
Share based compensation	—	—	6,696	—	—	6,696
Net income (loss)	—	—	—	—	(66,713)	(66,713)
Other comprehensive income (loss), net of tax	—	—	—	(1,417)	—	(1,417)

Balance at June 30, 2022	43,305	$433	$169,593	$—	$(107,364)	$62,662

The accompanying notes are an integral part of these consolidated financial statements

8
0

5E ADVANCED MATERIALS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the Year Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(66,713)	$(19,253)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	112	31
Interest earned on reclamation bond	(1)	(3)
Share based compensation	6,696	6,376
Common stock issued for consulting fees	31,033	32
Accretion of reclamation liability	9	—
Amortization of right of use asset	125	—
Net foreign exchange (gain) loss	(1,056)	1,669
Change in:
Prepaid expenses and other current assets	(1,347)	16
Accounts payable and accrued liabilities	2,533	244
Other assets	(6)	—

Net cash used by operating activities	(28,615)	(10,888)

Cash Flows From Investing Activities:
Construction in progress	(9,994)	(12,029)
Mineral rights and properties	(186)	(113)
Properties, plant and equipment	(1,220)	(39)
Reclamation bonds	—	(777)

Net cash used by investing activities	(11,400)	(12,958)

Cash Flows From Financing Activities:
Payments on note payable	(112)	(2)
Proceeds from issuance of common stock	26,309	30,110
Proceeds from exercise of stock options	5,222	9,236
Share issuance costs	(797)	(1,574)

Net cash provided by financing activities	30,622	37,770

Net increase (decrease) in cash and cash equivalents	(9,393)	13,924
Effect of exchange rate fluctuation on cash	(361)	247
Cash and cash equivalents at beginning of period	40,811	26,640

Cash and cash equivalents at end of period	$31,057	$40,811

Supplemental Disclosure Of Cash Flow Information:
Interest paid in cash	$6	$3
Noncash Investing And Financing Activities:
Accounts payable change related to construction in progress	$2,922	$(1,404)
Construction in progress transferred to properties, plant and equipment	55	798
Recognition of operating lease liability and right of use asset	283	237
Notes payable issued for properties, plant and equipment	206	—
Increase (decrease) in asset retirement costs	103	—
The accompanying notes are an integral part of these consolidated financial statements

8
1

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Company and Summary of Significant Accounting Policies
Nature of Business
5E Advanced Materials, Inc. (“5E,” “we,” “our,” or “us” or the “Company”) is an exploration stage company focused on becoming a vertically integrated global leader in boron specialty advanced materials and lithium with a focus on enabling decarbonization.
Reorganization
5E Advanced Materials, Inc. acquired all of the issued and outstanding shares of American Pacific Borates Limited (“ABR”), our Australian predecessor and wholly owned subsidiary, pursuant to a Scheme of Arrangement (“Scheme”) under Australian law, which was approved by ABR’s shareholders on December 2, 2021, and the Supreme Court of Western Australia on February 24, 2022. As part of the Scheme, we changed our place of domicile from Australia to the State of Delaware in the United States, effective on March 8, 2022.
In accordance with the Scheme, all ordinary shares of ABR have been transferred to us and pursuant to the Scheme, we issued to the shareholders of ABR, either one share of our common stock for every ten ordinary shares of ABR or one CHESS Depository Interest (“CDIs”) over our common stock for every one ordinary share of ABR, in each case, as held on the Scheme record date. We maintain an Australian Stock Exchange (“ASX”) listing for our CDIs, with each CDI representing 1/10th of a share of common stock. Holders of CDIs are able to trade their CDIs on the ASX under the symbol “5EA” and holders of shares of our common stock are able to trade their shares on
NASDAQ
under the symbol “FEAM.” All share and per share data presented in our consolidated financial statements have been retroactively adjusted to reflect a one for ten (1:10) exchange ratio (“Exchange Ratio”) of all of our issued and outstanding common stock. As a result of the reorganization, we became the parent company of ABR, and for financial reporting purposes the historical financial statements of ABR have become our historical financial statements as a continuation of the predecessor.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are presented in U.S. dollars.
Basis of Consolidation
The consolidated financial statements comprise the financial statements of 5E and its wholly owned subsidiaries, ABR, Fort Cady Holdings Pty Ltd, and Fort Cady (California) Corporation (“FCCC”). In preparing the consolidated financial statements, all intercompany balances and transactions, income and expenses and profit and losses resulting from intra-company transactions have been eliminated in full.
Concentration of Risk
We maintain cash deposits at several major banks, which at times may exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the banks and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk.
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration activities, need for significant additional capital (or financing) to

8
2

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Items that are subject to such estimates and assumptions include, but are not limited to, estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, estimation of future costs, useful life, and discount rates used to calculate our reclamation liabilities, and fair value of stock-based compensation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
Significant Accounting Policies
Foreign Currency Translation
Functional and reporting currency—
Items included in our consolidated financial statements and each of our subsidiaries are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). As of June 30, 2022, the U.S. dollar was the functional currency of ABR and Fort Cady Holding Pty Ltd. The change in functional currency during fiscal year 2022 was due to all cash and cash equivalents, operating and capital costs being denominated in the U.S. dollar. The change in functional currency will be applied prospectively with effect from June 30, 2022 in accordance with U.S. GAAP. To give effect to the change in functional currency, the assets and liabilities of entities with an Australian dollar functional currency on June 30, 2022 were converted into U.S. dollars at a fixed exchange rate
of 1.454

U.S. dollars to one AUD dollar and the stockholders’ equity and accumulated deficit were converted at applicable historical rates. Our functional currency and the functional currency of FCCC is the U.S. dollar. The reporting currency for these consolidated financial statements is U.S. dollars.
During the fourth quarter ended June 30, 2022, ABR transferred substantially all of its assets to us and has no ongoing operations. Accordingly, we recognized the remaining accumulated foreign currency translation adjustment of
$248
 thousand as a gain in our consolidated statement of operations and comprehensive income (loss).
Transactions in foreign currency—
Transactions made in a currency other than the functional currency are remeasured to the functional currency at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the exchange rate at that date and non-monetary assets
and liabilities are remeasured at historical rates. Foreign currency transaction gains and losses are included in profit or loss.
Translation to reporting currency—
The results and financial position of entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:

•	Assets and liabilities for each statement of financial position presented are translated at the closing rate at the end of the reporting date;

•
Income and expenses for each statement of operations are translated at average exchange rates, unless this average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions; and

•	All resulting exchange differences are recognized in other comprehensive income or loss.

8
3

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
—
Cash and
 cash equivalents consist of cash and liquid investments with an original maturity when acquired of three months or less. As of June 30, 2022 and 2021, cash and cash equivalents consisted of $31.1 million and $431 thousand, respectively, of funds held in bank accounts with financial institutions in the United States and $0.0 and $40.38 million, respe ctiv
ely, of funds held in bank accounts with financial institutions in Australia.
Mineral
 Rights and Properties
 and Exploration and Evaluation Costs
—
Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash consideration. Mineral lease payments are capitalized.
Exploration and evaluation costs are classified as project expenses and expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced, development costs related to such reserves and incurred after such determination will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.
Drilling, development and related costs are either classified as project expenses and charged to operations as incurred, or capitalized, based on the following criteria:

•	whether the drilling or development costs relate to a project that has been determined to be economically feasible, and a decision has been made to put the project into production; and

•
whether, at the time the cost is incurred: (a) the expenditure embodies a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

Impairment of Long-Lived Assets
—
The carrying amount of long-lived assets is reviewed for impairment when events and circumstances indicate that such assets might be impaired. An asset is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flo ws
.
Properties, Plant and Equipment—
Properties, plant and equipment are recorded at historical cost. Depreciation and amortization are provided in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. Expenditures for improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred.
Assets under construction (“Construction in progress”) include roads, fencing, tailings facility, equipment for our small-scale boron facility, injection-recovery wells, and land improvements and will be depreciated in accordance with our depreciation policy once placed in service.
Reclamation Liabilities
—
Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Reclamation obligations are recognized when incurred and recorded as liabilities at estimated costs of future expenditures. Reclamation obligations are based on when spending for an existing disturbance will occur. The disturbance from construction, exploration, and development activities is

8
4

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reclaimed on an ongoing basis. Reclamation associated with environmental monitoring programs will be classified as a long-term liability; however, because we have not declared proven and probable reserves, the timing of these reclamation activities is uncertain as the reclamation areas will only be utilized once the mineral property is operating. For activities that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For other activities, the costs will be added to the capitalized costs of the property and amortized over the useful life of the mineral property. The reclamation obligation in connection with mineral properties and interests are reviewed on an annual basis unless otherwise deemed necessary. Environmental compliance costs related to maintaining our existing permits are expensed in the period incurred.
Reclamation obligations are secured by certificate of deposits held for the benefit of the state of California in amounts determined by applicable federal and state regulatory agencies. Reclamation bond deposits as of June 30, 2022 and 2021 were $1,086 thousand and
$1,085 thousand, respectively.
Fair Value Measurements
—
The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk,
including the party’s own credit risk.
Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
We use a Black-Scholes option valuation model to determine the grant date fair value our employee stock options and a Monte Carlo Simulation model to determine the grant date fair value of market-based stock grants. Both models use Level 2 inputs. See note 11—Share Based Compensation for a description of the inputs used.
Leases
—
We determine if a contractual arrangement is, or contains, a lease at the inception date.
Right-of-use
(“ROU”) assets and liabilities related to operating leases are separately reported in the consolidated balance sheet. We have made an accounting policy election to exclude short-term leases (leases with a term of 12 months or less and which do not include a purchase option that we are reasonably certain to exercise) from the balance sheet presentation.
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets could also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

8
5

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease
liabilities
are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incu rred
.
Financial Instruments
—
Our financial instruments consist of cash and cash equivalents, vehicle notes, and accounts payable and accrued liabilities. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these instruments approximate their carrying value unless otherwise note
d
.
Share Based Compensation
—
The fair value of share based compensation awards is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period, with a corresponding increase in additional paid-in capital.
In the case of a share based compensation award that is either cancelled or forfeited prior to vesting, the amortized expense associated with the unvested awards is reversed. A forfeiture rate is not estimated when determining the fair value of the options on the grant dat
e
.
Loss per Common Share
—
Basic net loss per common share is computed by dividing net loss, by the weighted average number of common shares outstanding. Diluted loss per share includes any additional dilution from common stock equivalents. Diluted loss per share is not separately presented for the years ended June 30, 2022 and 2021, as the effect on the basic loss per share would be anti-dilutive.
Income Taxes
—
We use the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.
In evaluating our ability to recover our deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and the assumptions are consistent with the plans and estimates that we use to manage the underlying businesses. A valuation allowance is recorded against deferred tax assets if we believe it is more likely than not the related tax benefits will not be realized.
We evaluate uncertain tax positions in
a two-step process,
whereby (i) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition
threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.
Reclassifications
Certain reclassifications have been made to prior years’ reported amounts in order to conform to the current year presentation. These reclassifications did not impact our previously reported net income (loss), stockholders’ equity or cash flows.
Recently Issued Accounting Pronouncements
In August 2020, FASB issued ASU
No. 2020-06–Debt–Debt with
Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40):
Accounting for

8
6

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Instruments and Contracts in an Entity’s Own Equity. The update addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. We do not expect ASU
2020-06
to have a material effect on our consolidated financial statements.
In May 2021, FASB issued ASU
No. 2021-04—Earnings Per
Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40)
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The update is to clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
2. Mineral Rights and Properties, Net
We own surface properties and the associated mineral rights for the Fort Cady Project (“Fort Cady”). We have capitalized the cost of drilling hydrology wells, which provide water for the Project. For the years ended June 30, 2022 and 2021, we recognized hydrology income of
$62
thousand and
$45 thousand, respectively.
On October 1, 2011, FCCC executed a
10-year
net royalty lease agreement with Elementis Specialties, Inc. (“Elementis”) to explore, develop and mine boron and lithium on claims held by Elementis. During the year ended June 30, 2022, we extended the mineral lease agreement with Elementis until March 31, 2023. Amounts paid prior to production are considered mineral lease payments and capitalized. For the years ended June 30, 2022 and 2021, we paid Elementis mineral lease payments of $186 thousand and
 $108 thousand, respectively.
Mineral Interests and Properties consisted of the following at June 30.

	2022	2021
	(in thousands)
Mineral properties—Fort Cady	$6,733	$6,733
Hydrology wells	547	547
Mineral interest—Elementis lease	908	722
Asset retirement cost, net of accumulated amortization of $6 and $0 at June 30, 2022 and 2021, respectively (1)	176	79

	$8,364	$8,081

(1)	Asset retirement costs represent the carrying value of capitalized costs associated with asset retirement obligations discussed in Note 5.
3. Construction in Progress
Construction work in progress represents the equipment which has been acquired and is not in use and prepayments for design, engineering, and construction services in relation to the development of Fort Cady.

8
7

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in Progress consisted of the following at June 30.

	2022	2021
	(in thousands)
Engineering services	$9,073	$3,825
Equipment	13,131	8,940
Injection and recovery wells	3,421	—

	$25,625	$12,765

4. Properties, Plant and Equipment
Properties, plant, and equipment consisted of the following at June 30:

Asset category	Depreciation method	Estimated useful life (in years)	2022	2021
			(in thousands)
Land	N/A	—	$1,533	$658
Buildings	Straight-line	7-15	873	717
Vehicles	Straight-line	5	276	73
Plant and equipment	Straight-line	5-10	340	92

			3,022	1,540
Less accumulated depreciation			(151)	(45)

Properties, plant and equipment, net			$2,871	$1,495

We recognized depreciation expense of $106
thousand and
$31 thousand for the years ended June 30, 2022 and 2021, respectively.
5. Asset Retirement Obligations and Accrued Reclamation Liabilities
On June 30, 2021, we established an asset retirement obligation (“ARO”) relating to water monitoring wells and injection recovery wells as required by our Underground Injection Permit. Total estimated reclamation and closure costs for wells completed was $777 thousand and
$299 thousand as of June 30, 2022 and 2021, respectively. These estimated costs were inflated using rates of 1.13% - 2.02% and then discounted using credit adjusted, risk-free interest rates of 6.6 – 11.3% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

In
a
ddition to our asset retirement obligations, we have accrued reclamation costs of $298 thousand as a
liability at June 30, 2022 and 2021 related to prior land disturbance at Fort
Cady.

8
8

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The
change
in our ARO for the years ended June 30 and the balance of our accrued reclamation liabilities at the end of each period, is set forth below.

	2022	2021
	(in thousands)
Asset retirement obligation—beginning of period	$79	$—
Obligation incurred during the period	106	79
Revisions to previous estimates	(3)	—
Accretion	9	—

Asset retirement obligation—end of period	191	79
Accrued reclamation costs	298	298

Total accrued reclamation liabilities	$489	$377

6. Leases
We lease offices in Hesperia, CA and Houston, TX under operating lease agreements, which expire in February 2024 and December 2024, respectively. In June 2022, we entered into a three-year operating lease for the field office we have been utilizing in Newberry Springs, CA. Previously, the field office was leased on a month-to-month
basis and was classified as a short-term lease. Other operating leases include lodging for employees working in the field. Rent expense is included in general and administrative expense on the consolidated statement of operations.
A summary of our leases including short-term leases follows.

	Lease inception	Weighted average remaining lease term (in years)	Weighted average discount rate	Cash Paid for Rent		Rent Expense
				Years ended
				2022	2021	2022	2021
Operating Leases				(in thousands)
Office space	2021 - 2022	2.4	1.6%	$92	$22	$93	$24
Other operating leases	2021	0.3	0.1%	32	2	32	2

Total operating leases				124	24	125	26
Short term leases	N/A	N/A	N/A	57	55	57	55

Total for all leases				$181	$79	$182	$81

Future
minimum annual lease pa
yments under our existing lease agreements are as follows.

2022
(in thousands)
Year ending June 30,
2023	$164
2024	143
2025	72

Total	379
Less imputed interest	(4)

Net lease liability	375
Current portion	164

Long-term portion	$211

8
9

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following as of June 30.

	2022	2021
	(in thousands)
Accounts payable—trade	$3,459	$1,188
Accrued expenses	2,935	265
Accrued payroll	780	141
Current portion of debt	38	—

Accounts payable and accrued liabilities	$7,212	$1,594

8. Debt
At June 30, our debt consisted of the following.

	2022	2021
	(in thousands)
Note payable for land	$—	$93
Vehicle notes payable	186	—

Total debt	186	93
Current portion of debt	38	—

Long-term debt	$148	$93

Payments on the vehicle notes are
$38, $40, $42, $44 and $22
(all thousands) over the next five years and bear interest at
 3.9
%. During the years ended June 30, 2022 and 2021, we recognized interest expense of
$6
thousand and
 $5 thousand, respectively.
9. Equity
We are authorized to issue up to 180,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value, $0.01 per share. We have no outstanding shares of preferred stock. During the years ended June 30, 2022 and 2021, we issued 4.9 million and

7.9

million shares of
our common stock for cash proceeds of $31.5

million and
 $39.4

million, respectively
. Share issue costs of $797

thousand and
$1,574 thousand were incurred, respectively.

10. Net Loss Per Common Share
Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share as the effect of including dilutive securities in the calculation would be antidilutive. For the years ended June 30, 2022 and 2021, respectively, stock options of 5,092 thousand and
5,554 thousand were excluded from the computation of diluted loss per share as our reported net losses for those periods would cause their exercise to have no effect on the calculation of loss per share.

9
0

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Share Based Compensation
For the years ended June 30, our share based compensation expense included in general and administrative expense consisted of the following.

	2022	2021
	(in thousands)
Share based compensation expense—service based
Employee share option plan	$5,812	$4,653
2022 Equity compensation plan—RSU’s	646	—

Total service based compensation	6,458	4,653
Options issued to suppliers	238	1,723
Consulting stock awards	31,033	—

Total share based compensation	$37,729	$6,376

As of June 30, 2022, we had approximately $5.0
million
 of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within three years.
Employee Share Option Plan
Our predecessor parent company ABR established an employee share option plan (“ESOP”). The objective of the ESOP was to assist in the recruitment, reward, retention and motivation of employees and contractors. Individuals may receive the options or nominate a relative or associate to receive the options. The plan was open to executive officers, employees, and eligible contractors. Additionally, the board authorized the awards of options outside of the plan to suppliers and vendors. Vesting periods of options granted varied as determined by the ABR board of directors. The total number of shares authorized for award of share options under the ESOP was limited to 5% of common stock over a
3-year
period. During fiscal year 2022, as part of reorganization, we canceled each of the outstanding options to acquire ordinary shares of ABR and issued replacement options representing the right to acquire shares of our common stock at an exchange ratio of one replacement option for every ten ABR options held. It is our policy to issue new shares of common stock to satisfy stock option exercises.
The
fair value of stock option awards granted to directors, officers, employees and/or consultants are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the grant date. The significant assumptions used to estimate the fair value of stock option awards granted during the years ended June 30, 2022 and 2021, respectively, using the Black-Scholes option valuation model are as follows:

	2022	2021
Exercise price	$14.62 - $18.27	$6.58 - $18.27
Share price	$9.87 - $12.35	$4.20 - $14.76
Volatility	69% - 85%	73% - 110%
Expected term in years	0.9 to 3.9	1 to 4
Risk free interest rate	0.10% - 1.5%	0.75%
Dividend rate	Nil	Nil

9
1

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The

following table summarizes stock option activity for each of the periods presented.
The number of options has been adjusted for the Exchange Ratio and exercise prices have been converted to U.S. dollars using a rate of 1.368 U.S. dollars to one AUD dollar, the exchange rate that existed on the date prior to implementation of the Scheme:

	Year ended June 30
	2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

	(In thousands, except per share data)
Outstanding at beginning of the period	5,554	$5.19	6,742	$3.36
Granted	1,700	15.39	1,700	9.21
Exercised	(1,904)	2.75	(2,799)	3.22
Expired/forfeited	(476)	5.48	(89)	7.09

Outstanding at end of the period	4,874	9.67	5,554	5.19

Vested at the end of the period	3,367	$7.30	5,284	$4.75

	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share

Unvested options at beginning of the period	270	$5.79	335	$1.20
Granted	1,700	6.26	1,700	4.65
Vested	(463)	4.65	(1,676)	3.79
Expired/forfeited	—	—	(89)	4.35

Unvested options at end of the period	1,507	6.05	270	5.79

The

following table provides information about stock options outstanding and exercisable at the end of each period presented.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding and exercisable at:
June 30, 2022	3,367	$7.30	1.1	$24,568
June 30, 2021	5,284	4.75	1.8	21,200
2022 Equity Compensation Plan
In March 2022, our Board of Directors adopted the 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (the “Incentive Plan”). A total of 2.5 million shares of common stock are reserved for issuance under the Incentive Plan. The Incentive Plan authorized the grant of stock options, restricted share units, performance share units, director share units, performance cash units and other equity-based awards. Our Compensation
Committee

9
2

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determines
the exercise price for stock options and other equity-based awards, which may not be less than the fair market value of our common stock on the date of grant. As of June 30, 2022, approximately 2.4 million shares of common stock were available for issuance under the Incentive Plan.
The following table summarizes the activity for our Incentive Plan.

	Serviced- based Shares		Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Share	Total Shares
			(In thousands, except per share data)
Non-vested shares/units outstanding at July 1, 2021	—		$—	—		$—	—
Granted	48.8	(1)	18.03	19.2	(2)	—	68.0
Forfeited	—		—	—		—	—
Vested	—		—	—		—	—

Non-vested shares/units outstanding at June 30, 2022	48.8			19.2			68.0

(1)	Includes approximately 29.6 thousand restricted share units issued to our directors.
(2)	On June 29, 2022, we granted approximately 19.2 thousand performance share units, which based on the achievement of certain revenue targets, could vest within a range of 0% to 150%.
Consulting Stock Awards
Pursuant to an agreement ABR had in place with its U.S.-based advisory board Blue Horizon Advisors LLC (“BHA”), we issued 400,000 shares of common stock to BHA in March 2022 upon the listing of our shares on the
NASDAQ
. The fair value of these shares of
$13.2 million was recognized as share based compensation and included in general and administrative expenses in the consolidated statement of operations for the year ended June 30, 2022.
Additionally, during
the year ended June 30, 2022, we issued a total 600,000 shares to Blue Horizon Advisors LLC, pursuant to the terms of the Advisory Agreement dated April 16, 2021 and as consideration for Advisory Board services provided. Share based compensation recognized related to these issuances was $10.0 million and is included in general and administrative expense in our consolidated statement of operations.
The
agreement also
includes a provision enabling BHA to earn an additional 1,000,000 shares of common stock upon meeting four different market-based milestones (250,000 shares per milestone). The market-based milestones are based on our common stock achieving a ten-day volume
weighted average price of $21.94, $29.25, $36.57, and $43.88 before December 31, 2022.

The first milestone was reached in March 2022.
The fair value of these awards was determined using a Monte Carlo Simulation valuation model, which incorporates assumptions as to stock price volatility, the expected life of awards, a risk-free interest rate and dividend yield. We recognized related share based compensation expense of $7.8 million in general and administrative expense in our consolidated statement of operations as all services required for the awards have been fulfilled.

9
3

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The

assumptions used to estimate the fair value of the market-based stock grants under the Monte Carlo Simulation model for the period ended June 30, 2022 are as follows:

Hurdle stock price	$21.94	$29.25	$36.57	$43.88
Volatility	76.82%	76.82%	76.82%	76.82%
Expected term in years	1.12	1.12	1.12	1.12
Risk-free interest rate	0.22%	0.22%	0.22%	0.22%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value per share	$10.68	$9.01	$6.63	$4.88
12. Defined Contribution Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all of our employees that have attained the age of 21 and have completed three months service with us. We match employee deferrals 100% up to 4% and 50% up to 6% of an employee’s eligible earnings, subject to limitations imposed by the IRS. Our contributions to this plan were $128 thousand and $41 thousand for the years ended June 30, 2022 and 2021, respectively.
13. Commitments and Contingencies
Purchase Obligations
As of June 30, 2022, we had purchase order commitments of $28.6 million in respect of construction works in progress, drilling, and technical reports.
14. Income Taxes
We did not record a U.S. federal or state income tax benefit for losses incurred during the years ended June 30, 2022 and 2021. We have concluded that it is more likely than not that our
deferred tax assets will not be realized which resulted in the recording of a full valuation allowance during those periods.
Domestic and foreign components of loss before income taxes for the years ended June 30 are as follows:

	2022	2021
	(in thousands)
Australia	$15,479	$11,214
United States	51,234	8,039
Total net loss	$66,713	$19,253

9
4

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of t
h
e United States statutory income tax rate to our effective income tax rate for the years ended June 30:

	2022	2021
	(in thousands)
Loss before income taxes	$66,713	$19,253
Statutory income tax rate	21%	21%
Income tax benefit at statutory tax rates	14,010	4,043
State income tax benefit	2,801	561
Foreign rate differential	822	379
Share based compensation	(751)	(1,376)
Disallowed exploration costs	(861)	—
Other	97	(97)
Change in valuation allowance	(16,118)	(3,510)

Income tax benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes at June 30 are as follows:

	2022	2021
Deferred tax assets:	(in thousands)
Net operating loss carryforward	$14,282	$4,352
Amortization of exploration expenditures	6,423	3,225
Unrealized loss - translation	308	447
Share based compensation	1,946	—
Other deferred tax assets	867	429

Total deferred tax assets	23,826	8,453
Less: valuation allowance	(23,671)	(7,941)

Deferred tax assets, net of valuation allowance to offset	155	512
Deferred tax liabilities:
Unrealized gain - translation	—	(425)
Other	(102)	(60)
Depreciation	(53)	(27)

Net deferred tax assets	$—	$—

As of June 30, 2022, we had U.S. federal, state, and Australian net operating loss (“NOL”) carryforwards of
$35.1
million,
$29.2
million and $
16.2
million, respectively. As of June 30, 2021, we had U.S. federal and state NOL carryforwards of
$
7.5

million and Australian NOL carryforwards of $
7.5

million. U.S. net operating loss carryforwards for the periods arising before December 31, 2018 have a 20 year carryforward, the earliest of which could expire in
2037
.
The amount of the
post-tax
reform U.S. federal NOL generated after tax year 2017, of approximately
$
34.9

million, can be carried forward indefinitely. California net operating losses have a 20-year carryforward, the earliest of which could expire beginning in
2037
. Australia can carryforward all its NOL indefinitely.
The utilization of our net operating loss or tax attributes may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the attributes before utilization. The tax attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the

9
5

5E ADVANCED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

analysis that such limitations so apply, we will adjust the tax attributes accordingly. We face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382.
We evaluate both the positive and negative evidence available to determine the realizability of our deferred tax assets. As of June 30, 2022 and 2021, there is a valuation allowance of $23.7 million and $7.9 million, respectively, of which both primarily relate to net operating losses and exploration costs.
Changes in the balance of our deferred tax asset valuation allowance during the years ended June 30 related primarily to increases in net operating loss carryforwards and exploration costs and were as follows:

	2022	2021
	(in thousands)
Valuation allowance	$15,730	$2,883
We had no
unrecognized tax benefits as of June 30, 2022 or 2021. We recognize interest accrued related to unrecognized tax benefits and penalties in our income tax provision, if applicable. We have not recognized any interest or penalties in the fiscal years presented in these financial statements. We are subject to income tax in the U.S. federal jurisdiction and Australia. Tax years 2018 and forward remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.
15. Subsequent Events
On July 1, 2022, Fort Cady (California) Corporation converted from a Maryland corporation to a Delaware LLC, and changed its name to 5E Boron Americas, LLC.
On August 2, 2022, Great Basin Resources, Inc. agreed to amend our Salt Wells
Earn-in
Agreement. To fully realize the mineral interest rights under the Salt Wells
Earn-In
Agreement, we must incur exploration expenses of $900,000 by December 31, 2023, $800,000 by December 31, 2024, and approximately $756,000 by December 31, 2025.
On August 11, 2022, we secured a
$60
million private placement of Senior Secured Convertible Notes (“the Notes”), with Bluescape Energy Partners (“Bluescape”). The Notes, which are convertible into our common stock and mature August 2027, closed on August 26, 2022. At our election, the Notes will bear interest at an annual rate of
 4.50% if paid in cash, or at an annual rate of 6.00% if paid through the issuance of additional Notes. The purchaser may convert its notes at any time before August 2027 at a conversion price of $17.60 (“Conversion Price”). We have the right, at any time on or before the twenty-four (24) month anniversary of the closing date of the Notes (“Closing Date”), to convert the Notes to our common stock in whole or in part if the closing price of our common stock is at least 200% of the Conversion Price of the Notes (“Threshold Price”) for each of the twenty (20) consecutive trading days prior to the time we deliver a conversion notice. The Threshold Price for our right to convert the Notes decreases to 150% after the twenty-four (24) month anniversary of the Closing Date and on or before the thirty-six (36) month anniversary of the Closing, and to 130% at any time after the thirty-six (36) month anniversary of the Closing Date.

9
6

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
During our fiscal year end June 30, 2022, management identified a material weakness in our internal control over financial reporting related to a lack of segregation of duties in the administrative rights of our accounting system. As part of our procedures to remediate, we have hired additional accounting personnel and begun implementation of a more robust accounting system.
Changes in Internal Control Over Financial Reporting
Other than as set forth above, there were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.
PART IV
Item 15. Exhibit and Financial Statement Schedules
Financial Statements and report of Independent Registered Public Accounting Firm (PCAOB ID 243)
Reference is made to Part II Item 8 of this report
Financial
Statement Schedules
Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.
Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Title

2.1#
Scheme Implementation Agreement dated as of October 11, 2021 between American Pacific Borates Limited and 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

3.1	Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

3.2	Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

4.1**	Description of Registrant’s Securities

10.1+	5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.2	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

Exhibit Number	Exhibit Title

10.3
Mineral Lease Agreement between Fort Cady (California) Corporation and Elementis Specialties, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.4
First Amendment to Mineral Lease Agreement between Fort Cady (California) Corporation and Elementis Specialties, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.5#+*	Offer Letter from Fort Cady (California) Corporation to Mr. Tausch

10.6#+*	Offer Letter from Fort Cady (California) Corporation to Mr. Weibel

10.7#+*	Offer Letter from Fort Cady (California) Corporation to Mr. Hall

10.8+*	Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel

10.9*	Letter dated November 4, 2021 by 5E Advanced Materials, Inc. to ASX Limited regarding acknowledgement of CHESS Depositary Nominee (CDN) Function

10.10+*	Offer Letter from 5E Advanced Materials, Inc. to Ms. Mehta

10.11+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Hunt

10.12+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Lim

10.13+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Salisbury

10.14**	Convertible Note Purchase Agreement dated August 11, 2022

10.15	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

23.1**	Consent of BDO USA, LLP

31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

96.1
Initial Assessment Report of Millcreek Mining Group dated as of February 7, 2022 (incorporated by reference to Exhibit 96.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#
Schedules have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

+	Management contract or compensatory plan, contract or arrangement.
*	Previously filed.
**	Furnished herewith
Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5E ADVANCED MATERIALS, INC.

By:	/s/ Paul Weibel
Paul Weibel
Chief Financial Officer (Principal Financial Officer)
Date: September 28, 2022
POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of 5E Advanced Materials, Inc. hereby severally constitute and appoint Paul Weibel, our true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution for her or him and in her or his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and generally to do all things in our names and on our behalf in such capacities to enable 5E Advanced Materials, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Henri Tausch Henri Tausch	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2022

/s/ Paul Weibel Paul Weibel	Chief Financial Officer (Principal Financial Officer)	September 28, 2022

/s/ George W. Fairchild Jr. George W. Fairchild Jr.	Chief Accounting Officer - (Principal Accounting Officer)	September 28, 2022

/s/ David Salisbury David Salisbury	Chairman of the Board	September 28, 2022

/s/ Stephen Hunt Stephen Hunt	Director	September 28, 2022

/s/ Sen Ming Lim Sen Ming Lim	Director	September 28, 2022

/s/ Palvi Mehta Palvi Mehta	Director	September 28, 2022