Form 10-K/A
period 2022-06-30
5E Advanced Materials, Inc.
filed 2022-10-31
CIK 1888654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number
1-41279

5E ADVANCED MATERIALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3426517
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19500 State Highway 249 , Suite 125 Houston , TX	77070
(Address of Principal Executive Offices)	(Zip Code)

(281
)
933-3339
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	FEAM	The NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐
No
  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
common equity held by
non-affiliates
as of such date.

As of October 27, 2022, the number of shares of the registrant’s common stock outstanding was 43,464,172.

D
OCUMENTS
I
NCORPORATED
BY
R
EFERENCE

None.

Auditor Firm ID: PCAOB ID 243	Auditor Name: BDO USA, LLP	Auditor Location: Chicago, IL

E
XPLANATORY
N
OTE

5E Advanced Materials, Inc. (the “Company”) will not be filing its definitive proxy materials for its 2022 annual meeting of shareholders with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of its fiscal year ended June 30, 2022.

Accordingly, pursuant to the instructions to Form
10-K,
this Amendment No. 1 to the Company’s Annual Report on Form
10-K
for the fiscal year ended June 30, 2022, is being filed to include the Part III information required under the instructions to Form
10-K
and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which Annual Report was originally filed with the SEC on September 28, 2022 (the “Original Form
10-K).

This Form
10-K/A
amends and restates only Part III, Items 10,11,12,13, and 14, and amends Part IV, Item 15 of the Company’s Annual Report on Form
10-K
for the fiscal year ended June 30, 2022. No other Items of the previous Form
10-K
filing have been amended or revised in this Form
10-K/A,
and all such other Item shall be as set forth in such previous Form
10-K
filing.

In addition, no other information has been updated for any subsequent events occurring after September 28, 2022, the date of filing of the Original Form
10-K.
As used in this Form
10-K/A,
references to “5E,” the “Company,” “we,” “our,” or “us” mean 5E Advanced Materials, Inc., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Information about our Executive Officers

The following table sets forth, as of October 11, 2022, the names and ages of our executive officers, including all offices and positions held by each officer for at least the past five years. There are no family relationships between our executive officers or between any of our directors and any of our executive officers.

Name	Age	Current Position and Five-Year Business Experience

Henri Tausch	57	President, Chief Executive Officer and Director of 5E Advanced Materials, Inc.(1)

Dr. Dinakar Gnanamgari	40	Chief Commercial Officer and Chief Technical Officer of 5E Advanced Materials, Inc.

Tyson Hall	41	Chief Operating Officer of 5E Advanced Materials, Inc. (2)

Paul Weibel, CPA	38	Chief Financial Officer of 5E Advanced Materials, Inc.

Chantel Jordan	42	Senior Vice President, General Counsel, Corporate Secretary and Chief People Officer of 5E Advanced Materials, Inc.

Chanson Pipitone	35	Senior Vice President, Corporate Development and Investor Relations of 5E Advanced Materials, Inc

(1)

On September 28, 2022, the Board accepted the resignation of Henri Tausch as President, Chief Executive Officer and as a member of the Board, effective as of October 31, 2022. The Board is engaged in a search and review of permanent Chief Executive Officer candidates. In the interim, Mr. Anthony Hall will lead the Company effective November 1, 2022 until the appointment of a new CEO is confirmed.

(2)

On October 24, 2022, the Board accepted the resignation of Tyson Hall, Chief Operating Officer, effective as of December 31, 2022. Following Mr. Hall’s departure as Chief Operating Officer, he will continue in a consulting relationship with the Company.

Henri Tausch was appointed Chief Executive Officer and Director of 5E Advanced Materials, Inc. in September 2021 and President in May 2022. From August 2021 to September 2021, Henri served as Chief Executive Officer of Fort Cady (California) Corporation, a subsidiary of American Pacific Borates Limited. Prior to joining Fort Cady (California) Corporation, Henri was the Senior Vice President and Chief Operating Officer of Shawcor Ltd from July 2020 to December 2020, Senior Vice President from November 2018 to July 2020, and Group President from October 2014 to October 2018. Henri has also held directorships of Band Iron Group Inc. from June 2019 to September 2021 and of Zedi Inc. from January 2018 to June 2019. On September 28, 2022, the Board accepted the resignation of Henri Tausch as President, Chief Executive Officer and as a member of the Board, effective as of October 31, 2022. The Board is engaged in a search and review of permanent Chief Executive Officer candidates. In the interim, Mr. Anthony Hall will lead the Company effective November 1, 2022 until the appointment of a new CEO is confirmed.

Dr. Dinakar Gnanamgari was appointed Chief Commercial Officer and Chief Technical Officer of 5E Advanced Materials, Inc. in September 2021. From May 2021 to September 2021, Dr. Dinakar served as Chief Commercial Officer and Chief Technical Officer of Fort Cady (California) Corporation, a subsidiary of American Pacific Borates Limited. Prior to joining Fort Cady (California) Corporation, Dr. Dinakar was the Global Business Vice President of Lithium Specialties of Albemarle Corporation from January 2018 to May 2021. Before joining Albemarle Corporation, Dr. Dinakar served in multiple roles at FMC Corporation where he was the Global Health Segment Manager from January 2017 to December 2017 and Global Product Manager from May 2016 to December 2017. Additionally, Dr. Dinakar was the North American Product Manager of Axalta Coating Systems Ltd. From May 2014 to April 2016.

Tyson Hall was appointed Chief Operating Officer of 5E Advanced Materials, Inc. and Fort Cady (California) Corporation in September 2021. Prior to joining 5E Advanced Materials, Inc., Tyson served in multiple roles at Pilgrim’s Pride Corporation where he was Head of Case Ready Business Unit from December 2020 to March 2021, Head of Commercial Business Unit from October 2017 to November 2020, and Head of Export Sales from September 2016 to September 2017. Before joining Pilgrim’s Pride Corporation, Tyson held multiple roles at Albemarle Corporation where he was the Global Business Director of Performance Materials from February 2015 to February 2016 and Global Business Director of Bromine and Derivatives from May 2013 to January 2015. On October 24, 2022, the Board accepted the resignation of Tyson Hall, Chief Operating Officer, effective as of December 31, 2022. Following Mr. Hall’s departure as Chief Operating Officer, he will continue in a consulting relationship with the Company.

Paul Weibel is an active Certified Public Accountant and was appointed Chief Financial Officer of 5E Advanced Materials, Inc. in November 2021, Chief Financial Officer of Fort Cady (California) Corporation in May 2021, and director of Fort Cady (California) Corporation in April 2022. Paul served as Corporate Secretary of Fort Cady (California) Corporation from August 2021 to April 2022 and Treasurer since April 2022. Previously, Paul was the Financial Controller of Genlith, Inc. from January 2017 to May 2021 and Finance Director of the Schooner Investment Group LLC from July 2014 to December 2014.

Chantel Jordan is a member of the state bar of Texas and Missouri and was appointed Senior Vice President, General Counsel, Chief People Officer, and Corporate Secretary of 5E Advanced Materials, Inc. in November 2021. In April 2022, Chantel was appointed Corporate Secretary of Fort Cady (California) Corporation. Chantel served as Assistant General Counsel and Assistant Corporate Secretary of American Bureau of Shipping from July 2020 to November 2021, Assistant General Counsel from June 2019 to June 2020, and Senior Counsel from July 2012 to May 2019.

Chanson Pipitone was appointed Senior Vice President of Corporate Development and Investor Relations in September 2021. Prior to joining 5E Advanced Materials, Inc., Chanson was a Senior Investment Professional at multiple investment firms, including Luminus Management, LLC from April 2018 to August 2021, Salient Partners, L.P., from February 2015 to April 2018, and Center Coast Capital Advisors, L.P. (now Brookfield Asset Management, Inc.) from September 2012 to February 2015.

Information about our Board of Directors and Board Committees

Board of Directors

Our Board of Directors oversees our management and business and affairs and serves as our ultimate decision-making body, except for those matters reserved to our shareholders. The Board of Directors oversees our management team, to whom it has delegated responsibility for our day-to-day operations. While the Board’s oversight role is broad and may concentrate on different areas from time to time, its primary areas of focus are strategy, oversight, governance and compliance, as well as assessing management.

Our Board of Directors currently consists of seven members, as set forth in the table below. Each of our directors is subject to election each year at our annual meeting of shareholders. Our Certificate of Incorporation and Bylaws do not limit the number of terms a member may be re-elected as a director.

The following table sets forth as of October 28, 2022 the names and ages of the members our Board of Directors. Biographies of each director are included below the table.

Name	Age	Current Position

David Jay Salisbury	71	Chairman of the Board

Henri Tausch	57	Chief Executive Officer and Director(1)

Stephen Hunt	60	Director

Sen Ming Lim	49	Director

Patricia Mishic O’Brien	57	Director

H. Keith Jennings	52	Director

Graham van’t Hoff	60	Director

(1)

On September 28, 2022, the Board accepted the resignation of Henri Tausch as President, Chief Executive Officer and as a member of the Board, effective as of October 31, 2022. The Board is engaged in a search and review of permanent Chief Executive Officer candidates. In the interim, Mr. Anthony Hall will lead the Company effective November 1, 2022 until the appointment of a new CEO is confirmed.

Board Skills Matrix

	David Jay Salisbury	Henri Tausch	Stephen Hunt	H. Keith Jennings	Sen Ming (Jimmy) Lim	Patricia Mishic O’Brien	Graham van’t Hoff	Total
Executive Leadership	✓	✓	✓	✓	✓	✓	✓	7
Mining/Rare Earth Minerals/Specialty Chemicals Industry Experience	✓			✓		✓	✓	4
Business Operations	✓	✓		✓		✓	✓	5
Strategic Development/Planning	✓	✓	✓	✓	✓	✓	✓	7
Corporate Governance				✓		✓	✓	3
Financial and Accounting				✓				1
Marketing, Branding and Consumer Insights						✓		1
Capital Markets				✓	✓			2
ESG Leadership	✓	✓		✓		✓	✓	5
M&A Experience		✓		✓	✓	✓	✓	5
International Experience	✓	✓	✓	✓	✓	✓	✓	7

Board Diversity Matrix (as of October 28, 2022)

Total Number of Directors: 7

Part I: Gender Identity	Female	Male	Nonbinary	Did Not Disclose Gender Identity
Directors	1	6	—	—
Part II: Demographic Background
African American or Black	—	1	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	4	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—

More detailed biographical descriptions of the Directors are set forth in the text below. These descriptions include the experience, qualifications, qualities, and skills that led to the conclusion that each director should serve as a member of our Board at this time.

David J. Salisbury was appointed as Chairman of the Board in January 2022. Mr. Salisbury has served as Chairman of ABR since August 1, 2020 and served as Executive Chairman of ABR from May 2021 to August 2021. Mr. Salisbury has also served as Chairman of Fort Cady (California) Corporation, a subsidiary of ABR, since August 2020 and served as the President and CEO of Fort Cady (California) Corporation from May 2021 to August 2021. Mr. Salisbury’s business experience spans a period of over 40 years with significant involvement in underground and surface coal, open pit gold, uranium mining and copper mine development. Over that period, he has held senior executive positions at The Coteau Properties Company, Energy Resources Company, Al Hamilton Contracting Company, Cordero Mining Company, Kennecott Ridgeway Mining Company Inc., Rössing Uranium Limited, Kennecott Minerals Company, Resolution Copper Mining, LLC (Rio Tinto) and PetroDome Energy LLC. While working for Rio Tinto, Mr. Salisbury was President and CEO of Resolution Copper Company LLC, President and CEO of Kennecott Minerals Company and Managing Director and CEO of Rössing Uranium Limited. In addition, he was a Leader for Rio Tinto’s global improvement program, Improving Performance Together, focused on the development of common improvement processes related to ore and mineral processing across global operations. Over his career, Mr. Salisbury has been responsible for operating and capital budget development, operating cost control, product quality, profit/loss, engineering, safety, field operations and maintenance, strategic planning, environmental compliance, market development, merger and acquisition analysis, employee relations, community, public relations and government relations at both the state and federal levels. He was also directly responsible for the development, construction and operations of four mines. Mr. Salisbury holds a Bachelor of Science, Electrical Engineering from Utah State University and an MBA from the University of South Carolina.

Henri Tausch was appointed as Chief Executive Officer and a Director in October 2021. Mr. Tausch has also served as Chief Executive Officer of Fort Cady (California) Corporation, a subsidiary of ABR since August 2021. Prior to joining 5E Advanced Materials, Inc., Mr. Tausch was the Chief Operating Officer for Shawcor Ltd, a Toronto Stock Exchange-listed infrastructure and energy technology services company, where he was responsible for the financial performance of all operating businesses. Mr. Tausch started at Shawcor Ltd in 2011 as the senior vice president for Shawcor Ltd’s pipe coating business in Europe, the Middle East and Africa and was subsequently promoted to Group President of Pipeline Performance, where he successfully managed the integration of four companies into Shawcor Ltd’s largest business unit. In his tenure with Shawcor Ltd, Mr. Tausch held responsibilities for corporate strategy and development, digital enablement and IT operations. Prior to joining Shawcor Ltd, Mr. Tausch began his career as a Computer Science Engineer for Honeywell International Inc., where he spent 23 years in international positions with progressively increasing responsibilities, ranging from marketing and sales leadership roles in various vertical and geographical markets to global executive P&L leadership roles. Mr. Tausch earned a Master of Science in Electrical Engineering from the Technical University of Eindhoven, the Netherlands. Mr. Tausch has held board positions in more than ten different countries, lived in three different continents and is fluent in several languages. On September 28, 2022, the Board accepted the resignation of Henri Tausch as President, Chief Executive Officer and as a member of the Board, effective as of October 31, 2022.

Stephen Hunt was appointed as a Director in January 2022. Mr. Hunt has also served as a Director of ABR since May 2017. Mr. Hunt is currently Executive Chairman of Sparc Technologies Ltd. (ASX: SPN), which is developing and commercializing graphene applications as well as photocatalytic hydrogen production. Mr. Hunt’s experience includes over 20 years of serving as a Director of multiple ASX-listed companies. Previous Directorships include Executive Chairman and Non-Executive Director of Volt Resources Ltd. (ASX: VRC), Non-Executive Director of Magnis Energy Technologies Ltd. (ASX: MNS), Non-Executive Director of IMX Resources Ltd. and Australian Zircon Ltd. Mr. Hunt is currently a Director for the charity, Count Me In, which promotes universal design principles in buildings, with the aim of creating improved functionality for people with disabilities.

Sen Ming (Jimmy) Lim was appointed as a Director in January 2022. Mr. Lim has also served as a Director of ABR since February 2021. Mr. Lim has served as the Managing Director and Founder of Virtova Capital Management Limited, a natural resources industry advisory firm providing corporate advisory services encompassing M&A and structured financings in relation to assets in the sector since 2018. In this role, he advises several ASX-listed mining companies with respect to mergers, acquisitions and structured finance. Mr. Lim has worked for global investment banks in Australia (J.P. Morgan) and Hong Kong (Morgan Stanley and Goldman Sachs). Mr. Lim has served as a Non-Executive Director of Stanmore Resources Limited since October 2019 and as a Director of Virtova Alpha Investments Limited since November 2018.

Ms. Patricia Mishic O’Brien was appointed as a Director in October 2022. Ms. Mishic O’Brien is an experienced Director and Chief Commercial Officer with demonstrated expertise in profitable business growth through market disruption, digital transformation, innovation and mergers and acquisitions. Ms. Mishic O’Brien was most recently the Chief Commercial Officer at CoorsTek, Inc., a global manufacturer of engineered ceramics for industries including green energy, semiconductors, aerospace, defense, medical devices and electric vehicles. Prior to that role, Ms. Mishic O’Brien was Chief Marketing Officer and Executive VP for A. Schulman, Inc. (Nasdaq: SHLM) later acquired by LyondellBasell Company (NYSE:LYB) and a Global Director of Marketing Excellence for Dow Inc. (NYSE:DOW). Ms. Mishic O’Brien holds an MBA from the University of Akron and a Bachelor of Science, Business Administration (Honors) from Youngstown State University.

Mr. H. Keith Jennings was appointed as a Director in October 2022. Mr. Jennings has over 30 years’ experience as a global business leader with a focus on finance across the pharmaceuticals, genomics, chemicals, fuels and energy sectors. Mr. Jennings most recently served as Executive Vice President and Chief Financial Officer of Weatherford International (NASDAQ: WFRD). Prior to this, Executive Vice President and Chief Financial Officer of Calumet Specialty Products Partners (NASDAQ: CLMT), the Vice President, Finance and Vice President & Treasurer of Eastman Chemical Company (NYSE: EMN). He also served as the Vice President & Treasurer of Cameron International (NYSE: CAM). Mr. Jennings holds a Bachelor of Commerce from the University of Toronto and an MBA from Columbia University and is a Chartered Professional Accountant.

Mr. Graham van’t Hoff was appointed as a Director in October 2022. Mr. van’t Hoff is a global business executive with a 35 year career focused on business restructuring and growth with a track record of scaling business and driving growth through business disruption, restructures, technology integration and tight project management disciplines. Mr. van’t Hoff finished his 35 year career with Royal Dutch Shell PLC (NYSE: SHEL) as the Executive Vice President of Global Chemicals where he was responsible for the company’s $25 billion global chemicals business over a seven year period of record profitability. Prior to this role, he held the positions of Chairman, Shell UK, Executive Vice President, Alternative Energies and CO2 and Vice President, Base Chemicals. Mr. van’t Hoff holds a Bachelor of Arts and Master of Arts in Chemistry from Oxford University, UK and a Master of Business Management with distinction from Alliance Manchester Business School, UK.

Our directors bring a range of skills and experience in relevant areas, including finance, exploration and production, environment, international business and leadership, as well as specialty chemicals. We believe this cross-section of capabilities enables our Board of Directors to help guide our strategic objectives and leading corporate governance practices.

Corporate Governance

Our Board believes sound corporate-governance processes and practices, as well as high ethical standards, are critical to handling challenges and to achieving business success. We embrace leading governance practices and conduct ongoing reviews of our governance structure and processes to reflect changing circumstances. Below are highlights of our corporate-governance practices and principles.

Director Independence

Our common stock is listed on the Nasdaq Stock Market (the “Nasdaq”). Under the rules of the Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of listing on the Nasdaq. In addition, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees must be independent. Under the rules of the Nasdaq, a director will only qualify as an “independent director” if the director has no relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

At least annually, our Board evaluates all relationships between us and each director in light of relevant facts and circumstances for the purposes of determining whether a relationship exists that might interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Based on this evaluation, our Board will make an annual determination of whether each director is independent within the meaning of the independence standards of Nasdaq and the SEC.

Our Board has determined that each of Messrs. Salisbury, Hunt, Jennings, and van’t Hoff and Ms. Mishic O’Brien qualifies as an “independent director” as defined under the rules of the Nasdaq. Mr. Lim is not independent. Our Board also has determined that Messrs. Jennings, Hunt, and Salisbury, who comprise our Audit Committee, Messrs. van’t Hoff, Jennings, and Ms. Mishic O’Brien, who comprise our Compensation Committee, and Ms. Mishic O’Brien, and Messrs. Salisbury, and van’t Hoff , who comprise our Nominating and Corporate Governance Committee, satisfy the independence standards for such committees established by the SEC and the rules of the Nasdaq, as applicable. In making such determinations, our Board considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director and any institutional stockholder with which he or she is affiliated.

Board Leadership Structure

Our Corporate Governance Guidelines provide the Board will determine the Board leadership structure in a manner that it determines to be in the best interests of the Company and its stockholders. The Chairman of the Board and CEO positions may, but need not be, filled by the same individual. At this time, the offices of the Chairman of the Board and the CEO are not combined. If the offices were combined, the Board would appoint a lead independent director to coordinate the activities of the other independent directors and to perform such other duties and responsibilities as the Board may determine.

Role of the Board in Risk Oversight

The Board is responsible for the oversight of risk, while management is responsible for the day-to-day management of risk. The Board, directly and through its committees, carries out its oversight role by regularly reviewing and discussing with management the risks inherent in the operation of our business and applicable risk mitigation efforts. Management meets regularly to discuss the Company’s business strategies, challenges, risks and opportunities and reviews those items with the Board at regularly scheduled meetings. The Compensation Committee is responsible for overseeing the management of risks relating to our compensation plans and arrangements, including whether the Company’s incentive compensation plans encourage excessive or inappropriate risk taking. The Audit Committee is responsible for overseeing our risk assessment and management processes related to, among other things, our financial reports and record-keeping, major litigation and financial risk exposures and the steps management has taken to monitor and control such exposures. The Nominating and Corporate Governance Committee is responsible for risk oversight associated with corporate governance practices and the composition of our Board and its committees.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of our Board are described below. Copies of the charters of the committees are available on the investor relations page of our website at https://5eadvancedmaterials.com/investors/corporate-governance/. The information in or accessible through our website is not incorporated into, and is not considered part of, this 10-K/A. Members serve on these committees until their resignation or until otherwise determined by our Board. Our Board may establish other committees as it deems necessary or appropriate from time to time.

The following table provides membership and meeting information for 2022 for each of these committees of our Board with directors marked with an asterisk (*) identified as committee chair:

Name	Audit	Nominating and Corporate Governance	Compensation
David Jay Salisbury	✓	✓
Stephen Hunt	✓
H. Keith Jennings	✓*		✓
Sen Ming (Jimmy) Lim
Patricia Mishic O’Brien		✓*	✓
Graham van’t Hoff		✓	✓*

Audit Committee

Messrs. Jennings, Hunt and Salisbury are the members of the Audit Committee. Mr. Jennings is the Chairman of the Audit Committee. Each proposed member of the Audit Committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Our Board has determined that Mr. Jennings qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each of the members is able to read and understand fundamental financial statements, as defined under the rules of the Nasdaq.

Under its charter, the functions of the Audit Committee include, among other things:

•	the Company’s accounting and financial reporting processes and the integrity of its financial statements;

•	the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors;

•	the Company’s compliance with legal and regulatory requirements; and

•	the performance of the Company’s internal accounting controls, disclosure controls and procedures and internal control over financial reporting.

Compensation Committee

Messrs. van’t Hoff and Jennings, and Ms. Mishic O’Brien are the members of the Compensation Committee. Mr. van’t Hoff is the Chairman of the Compensation Committee. All of the members of the Compensation Committee are independent directors and are considered to be a “non-employee director” under Rule 16b-3 of the Exchange Act.

Under its charter, the functions of the Compensation Committee include, among other things:

•	determine, or recommend to the Board for determination, the compensation of the Chief Executive Officer (the “CEO”) and all other executive officers (as defined herein) of the Company;

•	make recommendations to the Board with respect to (to the extent set forth in this charter or otherwise directed by the Board) compensation of the non-employee directors;

•	make recommendations to the Board with respect to incentive compensation plans and equity-based plans that are subject to Board approval;

•	exercise oversight with respect to the Company’s compensation philosophy, incentive compensation plans and equity-based plans covering executive officers and senior management;

•	review and discuss with management the Company’s Compensation Discussion & Analysis required by SEC rules to be included in the Company’s proxy statement and annual report on Form 10-K; and

•	produce the annual compensation committee report for inclusion in the Company’s proxy statement and annual report on Form 10-K.

The Compensation Committee charter also provides that the Compensation Committee shall have the sole authority to retain or obtain the advice of a compensation consultant, legal counsel or other adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser.

Nominating and Corporate Governance Committee

Ms. Mishic O’Brien, and Messrs. Salisbury and van’t Hoff are members of the Nominating and Governance Committee. Ms. Mishic O’Brien is the Chairperson of the Nominating and Corporate Governance Committee. All of the members of the Nominating and Governance Committee are independent directors.

Under its charter, the functions of the Nominating and Corporate Governance Committee include, among other things:

•

identify and recommend to the Board for selection the individuals qualified to serve on the Company’s Board (consistent with criteria that the Board has approved) either for election by stockholders at each meeting of stockholders at which directors are to be elected or for appointment to fill vacancies on the Board;

•	develop, recommend to the Board and assess corporate governance policies for the Company; and

•	oversee the evaluation of the Board.

The Nominating and Corporate Governance Committee has the sole authority to retain and terminate any search firm to be used to identify director candidates and shall have sole authority to approve the search firm’s fees and other retention terms.

The Nominating and Corporate Governance Committee meets periodically, and no less frequently than annually, to assess, develop and communicate with the full Board concerning the appropriate criteria for nominating and appointing directors, including the Board’s size and composition, corporate governance policies, applicable listing standards and laws, individual director performance, expertise, experience, qualifications, attributes, skills, tenure and willingness to serve actively, the number of other public and private Company Boards on which a director candidate serves, consideration of director nominees proposed or recommended by stockholders and related policies and procedures, and other appropriate factors. Whenever a new seat or a vacated seat on the Board is being filled, candidates that appear to best fit the needs of the Board and the Company will be identified, interviewed and evaluated by the Nominating and Corporate Governance Committee. Potential director candidates recommended by the Company’s management and stockholders are evaluated in the same manner as nominees identified by the Nominating and Corporate Governance Committee. Candidates selected by the Nominating and Corporate Governance Committee will then be recommended to the full Board.

Director Nominations by Stockholders

Nominations of persons for election to the Board may be made by any stockholder of the Company who is a stockholder of record and complies with the notice procedures set forth in the Bylaws, and such nominations must be accompanied by a written consent from the proposed nominee to be named as a nominee and to serve as a director if elected. All candidates, regardless of the source of their recommendation, are evaluated in the same manner as nominees identified by the Nominating and Corporate Governance Committee.

Election of Directors

We have voluntarily adopted a majority-voting standard for uncontested elections of directors. Our Bylaws provide that, unless otherwise required by law or our Certificate of Incorporation or Bylaws, the election of our directors will be decided by a majority of the votes cast at a meeting of the stockholders by the holders of stock entitled to vote in the election, unless our Secretary determines that the number of nominees for director exceeds the number of directors to be elected, in which case directors will be elected by a plurality of the votes of the shares represented in person or by proxy at any meeting of stockholders held to elect directors and entitled to vote on such election of directors.

If a nominee for director who is not an incumbent director does not receive a majority of the votes cast, the nominee will not be elected. Our Nominating and Corporate Governance Committee has established procedures under which a director standing for reelection in an uncontested election must tender a resignation conditioned on the incumbent director’s failure to receive a majority of the votes cast. If an incumbent director who is standing for reelection does not receive a majority of the votes cast, the Nominating and Corporate Governance Committee will make a recommendation to the Board of Directors on whether to accept or reject the resignation, or whether other action should be taken. The Board of Directors must act on the committee’s recommendation and publicly disclose its decision and the rationale behind it within 90 days from the date of the certification of the election results. The director who fails to receive a majority vote is not permitted to participate in the committee’s recommendation or the Board of Directors’ decision.

Corporate Governance Guidelines and Code of Business Conduct

We have adopted Corporate Governance Guidelines and a written Code of Business Conduct, which are available on our website at https://5eadvancedmaterials.com/investors/corporate-governance/. The information in or accessible through our website is not incorporated into, and is not considered part of, this 10-K/A.

Our Corporate Governance Guidelines provide the framework for our corporate governance along with our Charter, Bylaws, committee charters and other key governance practices and policies. Our Corporate Governance Guidelines cover a wide range of subjects, including the conduct of Board meetings, independence and selection of directors, Board membership criteria, and Board committee composition.

Our Code of Business Conduct and Ethics is applicable to our directors, executive officers and employees. The Code of Business Conduct and Ethics codifies the business and ethical principles that govern all aspects of the Company’s business. Any waiver of this Code of conduct for any individual director or officer of our Company must be approved, if at all, by our board of directors. Any such waivers granted, as well as substantive amendments to this Code, will be publicly disclosed by appropriate means in compliance with applicable listing standards and SEC rules.

Stockholder Communications

Any stockholder or other interested party who wishes to communicate with our Board or any individual director may send written communications to our Board or such director, care of 5E Advanced Materials, Inc., 19500 State Highway 249, Suite 125, Houston, Texas, 77070, Attention: Corporate Secretary. Our Corporate Secretary shall initially review and compile all such communications and may summarize such communications prior to forwarding to the appropriate party. Our Secretary will not forward communications that are not relevant to the duties and responsibilities of the Board. The Board will generally respond, or cause the Company to respond, in writing to bona fide communications from stockholders addressed to one or more members of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require that the Company disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors, executive officers, and beneficial owners of more than ten percent of the Company’s stock. The Company has undertaken responsibility for preparing and filing the stock ownership forms required under Section 16(a) of the Securities and Exchange Act of 1934, as amended, on behalf of its officers and directors. Based upon a review of forms filed and information provided by the Company’s officers and directors, we believe that all Section 16(a) reporting requirements were met during fiscal year end 2022, except for the following (i) each member of the Board of Directors have not filed a Form 4 with respect to their director grants received on June 29, 2022 and July 1, 2022; and (ii) each executive officer has not filed a Form 4 with respect to their employee grants received on May 9, 2022, June 29, 2022, August 15, 2022, and September 1, 2022. These late filings are not due to the fault of any of the individuals above.

Item 11. Executive Compensation

Introduction and Named Executive Officers

During fiscal year 2021, our named executive officers or “NEOs” were:

Name	Age	Position
Henri Tausch(1)	57	Chief Executive Officer and Director
Tyson Hall(2)	41	Chief Operating Officer
Chanson Pipitone(3)	35	SVP, Corporate Development and Investor Relations

(1)    Mr. Tausch was appointed as our Chief Executive Officer and Director effective September 8, 2021 and President effective May 9, 2022. On September 28, 2022, the Board accepted the resignation of Henri Tausch as President, Chief Executive Officer and as a member of the Board, effective as of October 31, 2022. The Board is engaged in a search and review of permanent Chief Executive Officer candidates. In the interim, Mr. Anthony Hall will lead the Company effective November 1, 2022 until the appointment of a new CEO is confirmed.

(2)    Mr. Hall was appointed as our Chief Operating Officer effective September 20, 2021. On October 24, 2022, the Board accepted the resignation of Tyson Hall, Chief Operating Officer, effective as of December 31, 2022. Mr. Christopher Knight is to assume project responsibility for the delivery of the Company’s flagship 5E Boron Americas (Fort Cady) Complex from January 1, 2023.

(3)    Mr. Pipitone was appointed Senior Vice President of Corporate Development and Investor Relations effective September 27, 2021.

Summary Compensation Table

	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Henri Tausch	2022	351,000	278,582	79,174	2,478,908	19,554	3,207,218
Tyson Hall	2022	235,385	118,000	33,839	2,064,941	10,169	2,462,334
Chanson Pipitone	2022	210,481	63,250	22,564	1,720,784	4,273	2,021,352

(1)    The amounts reported in this column represent the aggregate grant-date fair value of stock awards granted in the relevant year compiled in accordance with FASB Topic 718, excluding forfeiture estimates. Stock Awards comprise Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). For additional details regarding Stock Awards, see “—Outstanding Equity Awards at Fiscal Year End” below. Based on a probability analysis, no value was reported in 2022 for the PSUs. Assuming the highest level of performance conditions will be achieved, the value of the PSUs for each of our NEOs is as follows: Mr. Tausch, $118,767; Mr. Hall, $50,747; and Mr. Pipitone, $33,827. The awards were granted on June 29, 2022, at a fair value of $12.19 per share.

(2)    The amounts reported in this column represent the aggregate grant-date fair value of option awards granted in the relevant year compiled in accordance with FASB Topic 718, excluding forfeiture estimates. For additional information regarding the valuation assumptions used to determine the grant-date fair value of option awards in this column, see footnote 10 to our Unaudited Interim Financial Statements, included elsewhere in this prospectus. For additional details regarding Option Awards, see “—Outstanding Equity Awards at Fiscal Year End” below.

(3)    These amounts reflect employer match contributions under our 401(k) plan.

Employment Agreements

We have employment agreements with each of the above NEOs.

Under the terms of Mr. Tausch’s employment agreement, Mr. Tausch’s salary in fiscal year 2022 was $390,000. Mr. Tausch is eligible to earn an annual bonus of up to 80% of his then-in-effect base salary (with opportunities for additional payouts for performance above target). Mr. Tausch received options to purchase 500,000 common shares in our stock with a per-share exercise price equal to $14.62, which will vest over three years in three equal installments, subject to his continued employment. If we relocate, Mr. Tausch will receive a one-time lump sum payment of $120,000 to assist in relocation expenses, which is repayable if Mr. Tausch is terminated by us or resigns his employment prior to the first anniversary of his employment. Mr. Tausch’s retirement benefits are paid in accordance with 401(k) requirements. Mr. Tausch’s employment is “at will,” but upon any termination of his employment without Cause (as defined in Mr. Tausch’s employment agreement), subject to execution and non-revocation of a release of claims in favor of the Company, Mr. Tausch would be eligible to receive as severance an amount equal to one year of his then-in-effect base salary and an on-target pro rata portion of any approved annual bonus based on the period of employment through the termination date, less any deductions and withholdings required by law.

Under the terms of Mr. Hall’s employment agreement, Mr. Hall’s salary in fiscal year 2022 was $300,000. Mr. Hall is eligible to earn an annual bonus of up to 100% of his then-in-effect base salary (on target performance would result in a bonus payment equal to 50% of Mr. Hall’s then-in-effect base salary). Mr. Hall received options to purchase 300,000 common shares in our stock with a per-share exercise price equal to $14.62, which will vest over three years in three equal installments, subject to his continued employment. Mr. Hall will receive a one-time lump sum payment of $60,000 to assist in relocation expenses. Mr. Hall’s retirement benefits are paid in accordance with 401(k) requirements. Mr. Hall’s employment is “at will.”

Under the terms of Mr. Pipitone’s employment agreement, Mr. Pipitone’s salary in fiscal year 2022 was $275,000. Mr. Pipitone is eligible to earn an annual bonus of up to 60% of his then-in-effect base salary (on target performance would result in a bonus payment equal to 30% of Mr. Pipitone’s then-in-effect base salary). Mr. Pipitone received options to purchase 200,000 common shares in our stock with a per-share exercise price equal to $14.62, 200,000 of which will vest over three years in three equal installments, subject to his continued employment, and 50,000 of which vested in May 2022 following satisfaction of volume-weighted average stock price criteria. Mr. Pipitone’s retirement benefits are paid in accordance with 401(k) requirements. Mr. Pipitone’s employment is “at will,” but upon any termination of Mr. Pipitone’s employment by us without cause, Mr. Pipitone would be eligible to receive as severance an amount equal to four months of Mr. Pipitone’s then-in-effect base salary, payable over a period not to exceed four months.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our directors and NEOs as of June 30, 2022.

	Option Awards					Stock Awards
Name	Number of Common Stock Underlying Unexercised Options (#) Exercisable	Number of Common Stock Underling Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(7)
Named Executive Officers
Henri Tausch	—	500,000	(1)	14.62	June 1, 2025	6,495	(4)	79,109	6,495	79,109
Tyson Hall	—	300,000	(2)	14.62	June 1, 2025	2,776	(4)	33,812	2,775	33,800
Chanson Pipitone	50,000	200,000	(3)	14.62	June 1, 2025	1,851	(4)	22,545	1,850	22,533
Directors
David Salisbury	200,000	—		6.58	July 6, 2024	7,402	(5)	90,156	—	—
Stephen Hunt	25,000	—		3.65	November 5, 2022	7,402	(5)	90,156	—	—
Sen Ming (Jimmy) Lim	—	—		—	—	7,402	(5)	90,156	—	—
Palvi Mehta	—	—		—	—	7,402	(5)	90,156	—	—

(1)    Options vest in equal annual installments on each of August 9 2022, 2023, and 2024.

(2)    Options vest in equal annual installments on each of September 20, 2022, 2023, and 2024.

(3)    Options vest in equal annual installments on each of September 27, 2022, 2023, and 2024.

(4)    RSUs vest, subject to continued employment, 40% on June 29, 2024, and 60% on June 29, 2025.

(5)    DSUs vest 50% on the date of the first annual meeting of our stockholders after the date of grant and 50% on the date of the second annual meeting of stockholders after the date of grant.

(6)    PSUs cliff vest, subject to continued employment, on the third anniversary of the grant date, subject to achievement of three-year cumulative revenue performance objectives.

(7)    The value of each stock award is based on the target number of shares of Common Stock into which such stock award may convert and the closing price of our Common Stock on June 30, 2022.

2022 Equity Compensation Plan

We have adopted the 5E Advanced Materials, Inc. 2022 Equity Compensation Plan for purposes of granting options in us and other awards based on our shares to employees and other service providers of ours. The following is a summary of the principal terms of the Incentive Plan, which is qualified in its entirety by reference to the full text of the Incentive Plan, which is filed as an exhibit hereto and incorporated herein by reference.

Purpose of the Plan

The purpose of the Incentive Plan is to promote our financial interests by providing a means through which our current and prospective directors, officers, key employees, and consultants can be retained and motivated through acquiring an equity interest in us or be paid incentive compensation in the form of our Common Stock.

Administration of the Plan

The Incentive Plan is administered by the Board of Directors or, to the extent it has delegated its authority under the Incentive Plan, the Compensation Committee of the Board (or such other committee of the Board) (the “Administrator”). The Compensation Committee comprises “nonemployee directors” for purposes of Rule 16b-3 under the Exchange Act. The Administrator has the power in its discretion to grant awards under the Incentive Plan, to designate the eligible participants, to determine the terms and conditions of such awards, to construe and interpret the provisions of the Incentive Plan, and to make any other determination and take any other action as it deems necessary or desirable for the administration of the Incentive Plan and to protect our interests, among other authority provided under the Incentive Plan.

Number of Authorized Shares

The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards granted under the Incentive Plan may not exceed 2,500,000 shares of Common Stock. The number of shares that may be issued to any individual under the Incentive Plan (when combined with all of our other securities-based arrangements, as applicable) may not exceed 2% our outstanding number of issued shares from time to time.

The maximum number of shares subject to awards granted during a single fiscal year to any nonemployee director, taken together with any cash fees paid to such nonemployee director during the fiscal year, may not exceed $750,000 in total value (calculating the value of any such awards based on the grant-date fair value of such awards for financial-reporting purposes).

In the event of certain changes in our capitalization, the Administrator will adjust the number, class and type of securities available for issuance under the Incentive Plan and all awards shall be adjusted in accordance with certain tax requirements. Except as described below, shares subject to an award under the Incentive Plan that are terminated, canceled, or forfeited will be available for subsequent awards under the Incentive Plan. Shares withheld in payment of the exercise price of an option or withholding taxes related to an award will be returned to the Incentive Plan share reserve for future grants of awards under the Incentive Plan and will not reduce the Incentive Plan Share Reserve. To the extent an award under the Incentive Plan is paid out in cash rather than Shares, such cash payment will not reduce the number of Shares available for issuance under the Incentive Plan Share Reserve.

Eligibility and Participation

Eligibility to participate in the Incentive Plan is generally limited to our employees, consultants, directors, and officers or those of any of our affiliates.

Types of Awards under the Incentive Plan

The Incentive Plan authorizes the Administrator to grant awards, individually or collectively, to recipients in any of the following forms, subject to such terms, conditions, and provisions as the Administrator may determine to be necessary or desirable:

•	nonqualified stock options (“NSOs”);

•	restricted share units (“RSUs”);

•	performance share units (“PSUs”);

•	director share units (“DSUs”);

•	performance cash units (“PCUs”); and

•	other equity-based awards.

Term of Awards

The term of each award will be determined by the Administrator and stated in the award agreement. In the case of an option, the term may not exceed 10 years from the grant date or such shorter term as may be provided in the award agreement.

Options

Stock options entitle the option holder to purchase shares at a price established by the Administrator. The Administrator will determine the terms of the options, including the vesting and other conditions that must be satisfied for the vesting and exercisability of such awards.

Exercise Price

The Administrator will determine the exercise price of each option at the date of grant, which price may not be less than 100% of the fair market value of the underlying Shares on the date of grant. The Incentive Plan prohibits the reduction of the exercise price of options without stockholder approval, other than in connection with a change in our capitalization.

Exercise of Options

An option holder may exercise his or her Options by delivering notice of the number of Options that are being exercised accompanied by payment in full of the applicable exercise price, in such form and pursuant to such procedures as we may designate from time to time, and may consist of any consideration and method of payment authorized by the Board and permitted by the award agreement and the Incentive Plan.

Separation from Service

In the event that an Incentive Plan participant’s service with us ceases during the vesting period, any unvested options, RSUs, PSUs, and PCUs held by the participant shall expire and be forfeited immediately; provided, however, that the Administrator shall have the absolute discretion to accelerate the vesting of such awards. In respect of options, except as otherwise provided in an award agreement, vested options must be exercised in accordance with the terms of the Incentive Plan by the earlier of the first anniversary date of the termination of service and the expiry date of the option. In respect of PSUs and PCUs, should the Administrator choose to accelerate vesting of PSUs or PCUs, performance-vesting conditions will be waived. In respect of DSUs, all unvested DSUs will automatically vest on the first business day following the date the individual ceases to hold any directorship with us or one of our affiliates.

Stock Awards

Stock awards, including RSUs, PSUs, DSUs, and other types of awards deriving their value from the Shares, may be granted under the Incentive Plan. These stock awards may be denominated in Shares or units payable in Shares (e.g., RSUs) and may be settled in cash, Shares, or a combination of cash and Shares. Dividend equivalent rights, which represent a right to receive the equivalent value of dividends paid on Shares, may be granted in connection with DSUs. The Administrator will determine the terms of stock awards, including the vesting and other conditions that must be satisfied for the vesting of such awards.

Tax Withholding

The Administrator may require a recipient to remit and will have the right to deduct or withhold an amount sufficient to satisfy applicable withholding tax requirements with respect to any award granted under the Incentive Plan.

Change in Control

The effect, if any, of certain transactions described in the Incentive Plan constituting a change in control of us on any awards outstanding at the time immediately prior to such change in control will be specifically set forth in the corresponding award agreement, or if no such treatment is specified, then such outstanding awards shall be subject to any agreement of purchase, merger, or reorganization that effects such change in control, which agreement shall provide for treatment of such awards.

Termination and Amendment of the Incentive Plan

The Board or the Committee may amend, suspend, or terminate the Incentive Plan or any award at any time, subject to any required shareholder approval and any required consent from participants to the extent required under the Incentive Plan or by applicable law.

Term of Plan

The Incentive Plan became effective on the date of our admission to, and the listing of shares for trading on, Nasdaq, and will continue in effect until terminated through a resolution by the Board, provided that the termination of the Incentive Plan will not affect awards then outstanding, and the terms and conditions of the Incentive Plan shall continue to apply to such awards.

Retirement Plan and Employee Benefits

We sponsor a 401(k)plan covering substantially all of our employees, including our NEOs. Employees become eligible to participate in the plan upon completing three months of service and attainment of age 21. Eligible employees may elect to make either pretax or Roth contributions to the plan, subject to limitations set forth in the plan and the Code. We may make safe-harbor matching contributions equal to 100% of the first 4% of employees’ eligible earnings and an additional 50% on the next 2% of employees’ eligible earnings. We may also make discretionary profit-sharing contributions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of October 27, 2022, by each person, or group of affiliated persons, known to the Company to own beneficially more than 5% of the Company’s outstanding common stock, each director and director nominee, each named executive officer, and all the executive officers and directors of the Company as a group. Unless otherwise indicated in the footnotes to the table, the address of each such person is care of the Company, 19500 State Highway 249, Suite 125, Houston, Texas 77070.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 27, 2022, are deemed outstanding for purposes of computing the percentage beneficially owned by such holder, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the stockholders listed in the table. The percentage for each beneficial owner is calculated based on (i) the aggregate number of shares reported to be owned by such group or individual and (ii) the aggregate number of shares of common stock outstanding as of October 27, 2022 was 43,464,172.

Name	Shares of Common Stock Owned(1)	Right to Acquire Beneficial Ownership in Number of Common Stock(2)	Total Common Stock Beneficially Owned	Percent of Outstanding Common Stock(1)(2)
Executive Officers
Henri Tausch	—	166,667	166,667	*
Tyson Hall	—	—	—	*
Chantel Jordan	—	33,333	33,333	*
Paul Weibel	—	83,333	83,333	*
Dr. Dinakar Gnanamgari	—	66,667	66,667	*
Chanson Pipitone	—	116,667	116,667	*
Directors
David Salisbury	—	200,000	200,000	*
Stephen Hunt(3)	112,334	25,000	137,334	*
H. Keith Jennings	—	—	—	—
Sen Ming (Jimmy) Lim(4)	5,128,206	—	5,128,206	11.83%
Patricia Mishic O’Brien	—	—	—	—
Graham van’t Hoff	—	—	—	—
All directors and named executive officers as a group (twelve persons)	5,240,540	508,334	5,748,874	13.10%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock.
(1)	Includes shares of Common Stock that may be represented by CDIs.
(2)	Includes Common Stock that may be acquired through the exercise of stock options that are currently exercisable or will be exercisable within 60 days of October 3, 2022.
(3)

Includes 50,000 shares of our Common Stock held by Mr. Hunt individually, 20,834 shares of our Common Stock held in Mr. Hunt’s superannuation fund, and 41,500 shares of our Common Stock held by Minerals and Metals Pty Ltd., a corporation of which Mr. Hunt is the sole stockholder and director.

(4)

These shares are owned by Virtova Capital Management Limited. Director Sen Ming (Jimmy) Lim is the sole stockholder of Virtova Capital Management Limited and, as such, may be deemed to be the beneficial owner of the shares held by Virtova Capital Management Limited.

Shares Owned by Certain Beneficial Holders

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

The following table sets forth the information for each person deemed to beneficially own 5% or more of our outstanding Common Stock, based on information regarding the beneficial ownership of Common Stock available to us as of October 27, 2022.

Name and Address of Beneficial Owner	Number of Shares	Percentage of Outstanding Common Stock(1)
Virtova Capital Management Limited(2) Room 1104, Crawford House, 70 Queen’s Road Central Central, Hong Kong, SAR	5,128,206	11.83%
Atlas Precious Metals Inc.(3) 100 King Street, W#1600 Toronto, Ontario, M5X1G5, Canada	4,092,000	9.44%
Mayfair Ventures Pte Ltd(4) 62 Ubi Road 1, 02-01 Oxley Bizhub 2, Singapore, 408734	3,563,954	8.22%
BEP Special Situations IV LLC(5) 300 Crescent Court, Suite 1860 Dallas, TX 75201	3,409,091	7.29%

(1)

Includes shares of Common Stock represented by CDIs. Shares of Common Stock that BEP Special Situations IV LLC may acquire through conversion of the Convertible Notes are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

(2)

Director Sen Ming (Jimmy) Lim is the sole stockholder of Virtova Capital Management Limited and, as such, may be deemed to be the beneficial owner of the shares held by Virtova Capital Management Limited.

(3)

Eileen Shipes is the trustee and The Harold Roy Shipes and Eileen Anne Shipes Revocable Trust is the controlling stockholder of Atlas Precious Metals Inc. and, as such, may be deemed to be the beneficial owner of the shares held by Atlas Precious Metals Inc.

(4)	Chow Woei Horng is the sole stockholder of Mayfair Ventures Pte Ltd. and, as such, may be deemed to be the beneficial owner of the shares held by Mayfair Ventures Pte Ltd.

(5)

BEP Special Situations IV LLC (“BEP SS IV”) directly holds the Convertible Notes, which are convertible pursuant to the Note Purchase Agreement into 3,409,091 shares of Common Stock. Bluescape Energy Partners IV GP LLC (“Bluescape GP”) is the general partner of Bluescape Energy Recapitalization and Restructuring Fund IV LP., which wholly owns BEP SS IV. As such, Bluescape GP may be deemed to have beneficial ownership of the securities directly held by BEP SS IV. The foregoing information is derived from the Schedule 13G filing of BEP SS IV and Bluescape GP dated August 26, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company’s Audit Committee charter requires that the Audit Committee review and approve or disapprove all related person transactions that are required to be disclosed by Item 404 of Regulation S-K. The Company reviews all relationships and transactions reported to it in which the Company and our directors and executive officers or their immediate family members or any person who is known by the Company to be the beneficial owner of more than five percent (5%) of our voting stock are participants to determine whether such persons have a direct or indirect material interest. The Company’s General Counsel is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction.

Our Board of Directors has adopted a policy regarding transactions affecting director independence as part of a comprehensive governance program. This policy regarding transactions between us or any of our affiliates and our directors, officers, and employees is set forth in writing in our Corporate Governance Guideline and our Code of Business Conduct. These documents are available on our website. The Board of Directors believes these documents promote the effective functioning of the Board, its committees, and management. Accordingly, they are periodically reviewed and revised, as appropriate.

Since the beginning of our last fiscal year, there have been no transactions, and there currently are no proposed transactions, in which we are to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 and one percent (1%) of the average of our total assets as of the end of last three completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our Common Stock, or an immediate family member of any of those persons.

Item 14. Principal Accounting Fees and Services

We were billed by BDO in the fiscal years ended June 30, 2022, and 2021 as follows:

	Fiscal Years Ended June 30,
	2022	2021
Audit fees	$262,000	133,625
Audit-related fees	142,500
Tax fees	14,495
All other fees	67,600
Total fees	$486,595

Audit fees for the year ended June 30, 2022, include $67,600 paid to BDO for professional services rendered in connection with certain S-1 and S-8 registration statements and $262,000 paid to BDO for the audit of the Company’s year-end financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, consents, and other items related to SEC matters. There were no other audit-related fees, tax fees, or any other fees billed by BDO during the year ended June 30, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements and financial statement schedules are included in Item 8 of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

Exhibit No.	Description

2.1#*	Scheme Implementation Agreement dated as of October 11, 2021 between American Pacific Borates Limited and 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

3.1*	Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

3.2*	Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

4.1*	Description of Registrant’s Securities

10.1+*	5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.2*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.3*	Mineral Lease Agreement between Fort Cady (California) Corporation and Elementis Specialties, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.4*	First Amendment to Mineral Lease Agreement between Fort Cady (California) Corporation and Elementis Specialties, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.5#+*	Offer Letter from Fort Cady (California) Corporation to Mr. Tausch

10.6#+*	Offer Letter from Fort Cady (California) Corporation to Mr. Weibel

10.7#+*	Offer Letter from Fort Cady (California) Corporation to Mr. Hall

10.8+*	Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel

10.9*	Letter dated November 4, 2021 by 5E Advanced Materials, Inc. to ASX Limited regarding acknowledgement of CHESS Depositary Nominee (CDN) Function

10.10+*	Offer Letter from 5E Advanced Materials, Inc. to Ms. Mehta

10.11+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Hunt

10.12+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Lim

10.13+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Salisbury

10.14*	Convertible Note Purchase Agreement dated August 11, 2022 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2022).

10.15*	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022)

21.1*	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022).

23.1*	Consent of BDO USA, LLP

31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

96.1*	Initial Assessment Report of Millcreek Mining Group dated as of February 7, 2022 (incorporated by reference to Exhibit 96.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

104**	Cover page Inline XBRL File (formatted as Inline XBRL)

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

+	Management contract or compensatory plan, contract or arrangement.
*	Previously filed.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5E ADVANCED MATERIALS, INC.

Date: October 28, 2022

/s/ Paul Weibel
Name: Paul Weibel
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.