Form 10-Q
period 2022-09-30
5E Advanced Materials, Inc.
filed 2022-11-10
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2022, there were 43,889,172 shares of the Registrant’s common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share data)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$74,205	$31,057
Prepaid expenses and other current assets	1,533	1,506
Total current assets	75,738	32,563
Mineral rights and properties, net	8,362	8,364
Construction in progress	33,294	25,625
Properties, plant and equipment, net	2,847	2,871
Reclamation bond deposit	1,086	1,086
Right of use asset	327	371
Other assets	6	6
Total assets	$121,660	$70,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,394	$7,212
Lease liabilities, current	161	164
Total current liabilities	9,555	7,376
Long-term debt, net	31,632	148
Convertible note derivative liability	10,987	—
Lease liabilities	170	211
Accrued reclamation liabilities	492	489
Total liabilities	52,836	8,224

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.01 par value; 180,000,000 shares authorized; 43,355,315 and 43,305,315 shares outstanding September 30 and June 30, respectively	434	433
Additional paid-in capital	171,148	169,593
Retained earnings (accumulated deficit)	(102,758)	(107,364)
Total stockholders’ equity	68,824	62,662
Total liabilities and stockholders’ equity	$121,660	$70,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2022	2021
Operating expenses:
Project expenses	$3,595	$4,786
General and administrative	4,886	5,841
Research and development	39	—
Depreciation and amortization expense	37	20
Total operating expenses	8,557	10,647
Income (loss) from operations	(8,557)	(10,647)

Non-operating income (expense)
Other income	14	10
Interest income	61	1
Derivative gain (loss)	13,909	—
Interest expense	(821)	(2)
Net foreign exchange gain (loss)	—	1,169
Total non-operating income (expense)	13,163	1,178

Income (loss) before income taxes	4,606	(9,469)

Income tax provision (benefit)	—	—
Net income (loss)	$4,606	$(9,469)

Net income (loss) per common share:
Basic	$0.11	$(0.24)
Diluted	$0.11	$(0.24)
Weighted average common shares outstanding — basic	43,350	38,712
Weighted average common shares outstanding — diluted	48,519	38,712

Comprehensive income (loss):
Net income (loss)	$4,606	$(9,469)
Reporting currency translation gain (loss)	—	(1,606)
Comprehensive income (loss)	$4,606	$(11,075)

The accompanying notes are an integral part of these unaudited financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2022	2021

Cash Flows From Operating Activities:
Net income (loss)	$4,606	$(9,469)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	37	20
Share based compensation	1,300	1,777
Common stock issued for consulting fees	—	1,539
Unrealized (gain) loss on convertible note derivative instrument	(13,909)	—
Accretion of reclamation liability	3	1
Amortization of debt issuance costs	550	—
Amortization of right of use asset	44	—
Net foreign exchange (gain) loss	—	(1,169)
Change in:
Prepaid expenses and other current assets	(27)	(42)
Accounts payable and accrued liabilities	(416)	2,527
Net cash used in operating activities	(7,812)	(4,816)
Cash Flows From Investing Activities:
Construction in progress	(5,115)	(953)
Mineral rights and properties	—	(86)
Properties, plant and equipment	(11)	(898)
Net cash used in investing activities	(5,126)	(1,937)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	55,840	—
Payments on note payable	(10)	(1)
Proceeds from exercise of stock options	256	1,086
Net cash provided by financing activities	56,086	1,085
Net increase (decrease) in cash and cash equivalents	43,148	(5,668)
Effect of exchange rate fluctuation on cash	—	(438)
Cash and cash equivalents at beginning of period	31,057	40,811
Cash and cash equivalents at end of period	$74,205	$34,705

Supplemental Disclosure Of Cash Flow Information:
Interest paid in cash	$2	—

Noncash Investing And Financing Activities:
Accounts payable change related to construction in progress	$2,554	$252
Recognition of operating lease liability and right of use asset	—	17

The accompanying notes are an integral part of these unaudited financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2021	38,391	$384	$101,179	1417	$(40,651)	$62,329
Shares issued for:
Exercise of stock options	303	3	1,083	—	—	1,086
Consulting fees	150	1	1,538	—	—	1,539
Share based compensation	—	—	1,777	—	—	1,777
Net income (loss)	—	—	—	—	(9,469)	(9,469)
Other comprehensive income (loss), net of tax	—	—	—	(1,606)		(1,606)
Balance at September 30, 2021	38,843	388	105,577	(189)	(50,120)	55,656

Balance at June 30, 2022	43,305	$433	$169,593	$—	$(107,364)	$62,662
Shares issued for:
Exercise of stock options	50	1	255	—	—	256
Share based compensation	—	—	1,300	—	—	1,300
Net income (loss)	—	—	—	—	4,606	4,606
Balance at September 30, 2022	43,355	434	171,148	$—	(102,758)	68,824

The accompanying notes are an integral part of these unaudited financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto for the year ended June 30, 2022 included in our annual report filed with the Securities and Exchange Commission on Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of our financial position as of September 30, 2022, and our results of operations and cash flows for the three months ended September 30, 2022 and 2021 have been included. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023.

Basis of Consolidation

The unaudited condensed consolidated financial statements comprise the financial statements of 5E Advanced Materials, Inc. and its wholly owned subsidiaries, American Pacific Borates Pty Ltd. and 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation), (collectively, “5E,” “we,” “our,” “us” or the “Company”).

Risk and Uncertainties

We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration activities, need for significant additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals. We currently generate no revenues from operations and will need to rely on raising additional capital or financing to sustain operations in the long-term. There is no guarantee that we will be able to raise such additional capital or financing. We believe, based on our current forecasts, that we have sufficient cash on hand to fund our operations for at least the next twelve months from the date of the issuance of these condensed consolidated financial statements.

Significant Accounting Policies

Convertible Debt

Upon the issuance of convertible debt, we evaluate the embedded conversion features to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for separately as a derivative. If the conversion feature does not require derivative treatment, the instrument is evaluated for consideration of any beneficial conversion features. If a conversion feature is deemed to be beneficial, the intrinsic value of the conversion feature is recorded as additional paid in capital.

Derivative Financial Instruments

We record derivative instruments on the consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. The related cash flow impact of our derivative activities is reflected as cash flows from operating activities unless the derivatives are determined to have a significant financing element at inception, in which case they are classified within financing activities. Currently, our only derivative instrument is the conversion feature of our convertible note that was recorded as a stand-alone derivative at inception (see note 7 - Long-term Debt).

Debt Issue Costs

Costs incurred in connection with the issuance of debt are recorded as a reduction of the related debt and are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amount is expensed in the period of conversion.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The authoritative guidance requires disclosure of the framework for measuring fair value and requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that can be valued using observable market data. Substantially all of the inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 - Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy. We periodically review our inputs to ensure the fair value level classification is appropriate. When transfers between levels occur, it is our policy to assume that the transfer occurred at the date of the event or change in circumstances that caused the transfer.

Recently Issued and Adopted Accounting Pronouncements

In August 2020, FASB issued ASU No. 2020-06–Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. We adopted this standard during the quarter ended September 30, 2022. The adoption of this standard did not have an effect on our previously reported consolidated financial statements as we had no transactions that were the subject of the pronouncement. During the current quarter we issued convertible debt and accounted for it in accordance with the updates provided for by ASU No. 2020-06.

In May 2021, FASB issued ASU No. 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The update is to clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The adoption of this standard during the quarter ended September 30, 2022 did not have an effect on our consolidated financial statements.

2. Mineral Rights and Properties, Net

Mineral Rights and Properties, net consist of the following.

	September 30,	June 30,
	2022	2022
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Mineral interest – Elementis lease	908	908
Asset retirement cost, net of accumulated amortization of $8 and $6 at September 30 and June 30, 2022, respectively(1)	174	176
Mineral rights and properties, net	$8,362	$8,364

(1)
Asset retirement costs represent the carrying value of capitalized costs associated with asset retirement obligations discussed in Note 5.

3. Construction in Progress

Construction in Progress consisted of the following.

	September 30,	June 30,
	2022	2022
	(in thousands)
Engineering services	$8,919	$8,656
Equipment	19,010	13,548
Construction	1,849	—
Injection and recovery wells	3,516	3,421
Total construction in progress	$33,294	$25,625

4. Properties, Plant and Equipment, Net

Properties, plant, and equipment, net consisted of the following.

Asset category	Depreciation method	Estimated useful life (in years)	September 30, 2022	June 30, 2022
			(in thousands)
Land	N/A	-	$1,533	$1,533
Buildings	Straight-line	7-15	873	873
Vehicles	Straight-line	5	276	276
Plant and equipment	Straight-line	5-10	351	340
			3,033	3,022
Less accumulated depreciation			(186)	(151)
Properties, plant and equipment, net			$2,847	$2,871

For the three months ended September 30, 2022 and 2021, we recognized depreciation expense of approximately $34.9 thousand and $20.3 thousand, respectively.

. 5. Reclamation Liabilities

The change in our ARO during the periods presented, and the balance of our accrued reclamation liabilities at the end of each period is set forth below.

	September 30, 2022	June 30, 2022
	(in thousands)
Asset retirement obligation — beginning of period	$191	$79
Obligation incurred during the period	—	106
Revisions to previous estimates	—	(3)
Accretion	3	9
Asset retirement obligation — end of period	194	191
Accrued reclamation costs	298	298
Total accrued reclamation liabilities	$492	$489

Accrued reclamation costs of $298 thousand relate to surface reclamation obligations at Fort Cady.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	September 30,	June 30,
	2022	2022
	(in thousands)
Accounts payable - trade	$4,713	$3,459
Accrued expenses	3,927	2,935
Accrued payroll	446	780
Accrued interest	269	—
Current portion of debt	39	38
Accounts payable and accrued liabilities	$9,394	$7,212

7. Long-term Debt

Long-term debt consisted of the following at the end of each period presented.

	September 30,	June 30,
	2022	2022
	(in thousands)
Convertible note	$60,000	$—
Vehicle notes payable	177	186
Total debt	60,177	186
Current portion of debt	39	38
Long-term debt	60,138	148
Unamortized convertible note discount - embedded conversion feature	(24,426)
Unamortized debt issuance costs - convertible note	(4,080)	—
Long-term debt, net	$31,632	$148

Interest expense consisted of the following.

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Convertible note interest	$269	$—
Notes payable interest	—	2
Vehicle notes payable interest	2	—
Amortization of debt issuance costs and discount - convertible note	550	—
Total interest expense	$821	$2

Convertible Note

On August 11, 2022, we executed a $60 million private placement of Senior Secured Convertible Note (“the Note” or "Convertible Note"), with Bluescape Energy Partners (“Bluescape”). The Note, which is convertible into our common stock and matures in August 2027, closed on August 26, 2022. At our election, the Note bears interest at an annual rate of 4.50% if paid in cash, or at an annual rate of 6.00% if paid through the issuance of additional notes and contains a financial covenant requiring us to maintain a cash balance of at least $10 million. The purchaser may convert the Note at any time before August 2027 at a conversion price of $17.60 (“Conversion Price”). We have the right, at any time on or before the twenty-four (24) month anniversary of the closing date of the Note (“Closing Date”), to convert the Note to our common stock in whole or in part if the closing price of our common stock is at least 200% of the Conversion Price of the Note (“Threshold Price”) for each of the twenty (20) consecutive trading days prior to the time we deliver a conversion notice. The Threshold Price for our right to convert the Note decreases to 150% after the twenty-four (24) month anniversary of the Closing Date and on or before the thirty-six (36) month anniversary of the Closing, and to 130% at any time after the thirty-six (36) month anniversary of the Closing Date.

The conversion feature of the Note was deemed an embedded derivative requiring separate accounting as a stand-alone derivative instrument (convertible note derivative). The Note was recorded at its face amount of $60 million less debt issuance costs of $4.2 million and the fair value of the convertible note derivative of $24.9 million (Note 8). Fair value information for the convertible instrument follows.

	September 30, 2022	August 26, 2022 (Inception)
	(in thousands)
Fair value of convertible note (Level 2)	$33,611	$35,104
Fair value of embedded conversion feature (Level 3)	10,987	24,896
Total fair value of convertible note instrument	$44,598	$60,000

8. Convertible Note Derivative

Our convertible note derivative relates to the Convertible Note (Note 7) and valued upon initial recognition at fair value using a with-and-without methodology utilizing a binomial lattice model (Level 3). The convertible note derivative is re-measured at fair value at each period end using a Black-Scholes option valuation model with the resulting gain or loss recognized in the Condensed Consolidated Statement of Operations. The components of the convertible note derivative are summarized as follows.

September 30, 2022
(in thousands)
Convertible note derivative — beginning of period	$—
Additions	24,896
Fair value adjustment	(13,909)
Convertible note derivative — end of period	$10,987

The valuation model requires the input of subjective assumptions including expected share price volatility, risk-free interest rate and debt rate. Changes in the input assumptions as well as our underlying share price can materially affect the fair value estimate and reported net income (loss). The assumptions used in the valuation model include the following, with a change in volatility and debt rate having the most significant impact on the valuation.

	September 30, 2022	August 26, 2022 (Inception)
Risk-free interest rate	4.1%	3.2%
Volatility	40.0%	40.0%
Debt rate	18.6%	17.3%

9. Financial Instruments and Fair Value Measurements

At September 30, 2022, cash equivalents as well as trade and other payables approximate their fair value due to their short-term nature. Our financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1, and the convertible note derivative is classified as Level 3. There were no transfers into or out of level 3 during the three months ended September 30, 2022. The reconciliation of changes in the fair value of assets and liabilities classified as Level 3 can be found in Note 7 and 8.

10. Share Based Compensation

Share based compensation expense is included in general and administrative expense and consisted of the following for the periods presented.

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Share based compensation expense - service based
Employee share option plan	$961	$1,528
2022 Equity Compensation Plan - Options	175	—
2022 Equity Compensation Plan - RSU and DSU's	164	—
Total service based compensation	1,300	1,528
Options issued to suppliers	—	249
Consulting stock awards	—	1,539
Total share based compensation	$1,300	$3,316

Stock Options

All options outstanding prior to the three-month period ended September 30, 2022 were granted under our predecessor parent company's employee share option plan. New option grants are made under the 2022 Equity Compensation Plan and vest ratably over three years. The tables below reflect all options granted under both plans. The significant assumptions used to estimate the fair value of stock option awards granted under the plans during the three months ended September 30, 2022 and 2021, using the Black-Scholes option valuation model are as follows.

	Three Months Ended September 30,
	2022	2021
Exercise price	$25.62	$14.62 - $18.27
Share price	$18.03	$10.38
Volatility	79%	85%
Expected term in years	5	0.9 - 3.9
Risk-free interest rate	2.91%	0.01%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Three Months Ended September 30,
	2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	4,874	$9.67	5,554	$5.19
Granted	400	25.62	1,400	15.20
Exercised	(50)	5.12	(303)	3.29
Expired/forfeited	—	—	(477)	5.48
Outstanding at end of the period	5,224	10.94	6,174	7.53

Vested at the end of the period	3,664	$8.02	4,835	$7.60

The weighted average remaining life of vested options at September 30, 2022 and 2021 was 1.4 years and 2.4 years, respectively.

As of September 30, 2022, there was $7.8 million of unrecognized compensation cost related to 1.6 million unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 2.3 years.

The following table summarizes the activity for unvested options for each of the periods presented.

	Three Months Ended September 30,
	2022		2021
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	1,507	$6.05	270	$5.79
Granted	400	10.52	1,400	15.20
Vested	(347)	5.96	(331)	6.21
Expired/forfeited	—	—	—	—
Unvested at end of the period	1,560	7.15	1,339	5.98

As of September 30, 2022, the intrinsic value of both the outstanding stock options and vested options was $13.2 million and $13.2 million, respectively. The intrinsic value of stock options exercised during the three months ended September 30, 2022 and 2021 was $0.8 million and $2.9 million, respectively.

Restricted Share Units, Director Share Units and Performance Share Units

The following table summarizes restricted share ("RSU"), director restricted share ("DSU") and performance share ("PSU") activity under the 2022 Equity Compensation Plan for each of the periods presented.

	Serviced-Based Shares		Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at July 1, 2022	48.8		$18.03	19.2		$12.19	68.0
Granted	101.3		14.67	63.5	(2)	14.79	164.8
Non-vested shares/units outstanding at September 30, 2022	150.1	(1)	$15.76	82.7		$14.23	232.8

(1) Includes approximately 35.6 thousand director share units

(2) On September 1, 2022, we granted approximately 63.5 thousand performance share units, which based on the achievement of certain operational targets, could vest within a range of 0% to 100%. The operational targets are; 1) commissioning and operation of the SSBF; 2) obtaining formation flow, head grade and impurity profile data from the SSBF; and 3) generate product data to ensure process design for detailed engineering. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

11. Net Income (Loss) Per Common Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings (loss) per share (EPS) for the indicated periods.

	Three Months ended September 30,
	2022	2021
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) - numerator	$4,606	$(9,469)
Weighted-average shares — denominator	43,350	38,712
Basic earnings (loss) per share	$0.11	$(0.24)

Diluted earnings (loss) per share:
Net income (loss)	$4,606	$(9,469)
Interest expense on convertible note	819	—
Net income (loss) - numerator	$5,425	$(9,469)

Weighted-average shares (denominator):	43,350	38,712
Dilution effect of stock options and unvested restricted stock units and performance share units outstanding at end of period	1,760	—
Additional shares assuming conversion of convertible note	3,409	—
Weighted-average shares — diluted	48,519	38,712
Diluted earnings (loss) per share	$0.11	$(0.24)

Stock options and unvested restricted stock units and performance share units excluded due to anti-dilutive effect	920	4,305

12

12. Commitments and Contingencies

We had purchase order commitments of $21.7 million for the construction works in progress, software, drilling, and technical reports.

References herein to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2022 (this “Form 10-Q”) contain various forward-looking statements relating to the Company’s future financial performance and results, financial condition, business strategy, plans, goals and objectives, including certain projections, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect the Company’s beliefs and expectations based on current estimates and projections. While the Company believes these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described under the heading “Risk Factor Summary” and “Item 1A. – Risk Factors” in our annual report on Form 10-K, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore you should not rely on any of these forward-looking statements.

These forward-looking statements speak only as of the date of this Form 10-Q and, except as required by law, the Company undertakes no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required under federal securities laws. You are advised, however, to consult any additional disclosures we make in our reports to the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in our latest annual report on Form 10-K and this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10K filed on September 28, 2022. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described in our annual report on Form 10-K filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-Q and under “Item 1A. Risk Factors” and elsewhere in our Form 10-K. In addition, see “Cautionary Note Regarding Forward-Looking Statements.” References to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.

Highlights for the Three Months Ended September 30, 2022

•
In August 2022, we completed a $60 million private placement of Senior Secured Convertible Note with Bluescape Energy Partners.
•
In September 2022, we were included in the S&P/ASX 300 Index.
•
In September 2022, we entered into a research agreement with Boston College for the advancement of boron-based materials research in solar energy systems.
•
We had zero lost time incidents with over 23,000 man hours recorded in the quarter.
•
Mechanical completion of SSBF is on track for completion around calendar year end. Significant progress during the quarter included pouring of foundations, installation of electrical houses, receipt of fiberglass reinforced tanks, and installation of piping racks and structural steel.
•
Recruitment of U.S. based directors, culminating in appointment of three additional board members in October 2022.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2022	2021	$	%
	($ in thousands)
COSTS AND EXPENSES
Project expenses	$3,595	$4,786	$(1,191)	-25%
General and administrative	4,886	5,841	(955)	-16%
Research and development	39	—	39	N/A
Depreciation and amortization expense	37	20	17	85%
Total costs and expenses	8,557	10,647	(2,090)	-20%
LOSS FROM OPERATIONS	(8,557)	(10,647)	2,090	-20%
NON-OPERATING INCOME (EXPENSE)
Other income	14	10	4	40%
Interest income	61	1	60	*
Derivative gain (loss)	13,909	—	13,909	N/A
Interest expense	(821)	(2)	(819)	*
Net foreign exchange gain (loss)	—	1,169	(1,169)	-100%
Total non-operating income (expense)	13,163	1,178	11,985	NM
NET INCOME (LOSS)	$4,606	$(9,469)	$14,075	-149%

* Represents a percentage change greater than +/- 300%

Project expenses

Project expenses include drilling, plug and abandonment, site-preparation, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our project. Project expenses decreased 25% during the current period versus the comparable period in 2021. The decrease was primarily due to a reduction in drilling activity specific to water monitoring wells ($4.2 million) partially offset by costs related to our plug and abandonment program incurred during the period ($2.6 million) and increases in site related costs ($0.4 million).

General and administrative expenses

The $955 thousand decrease in general and administrative expenses during the three months ended September 30, 2022 was primarily driven by one-time costs incurred during the three months ended September 30, 2021 related to the preparation of our Form-10, our reorganization, and consulting fees paid to Blue Horizon Advisors LLC for services provided ($2 million). The absence of these costs during the current period were partially offset by an increase in salaries and benefits ($621 thousand) and liability insurance ($333 thousand). Salaries and benefits increased primarily due to an increase in headcount from 11 at September 30, 2021 to 27 at September 30, 2022.

Non-operating (income) expense

During the current period we recognized an unrealized gain of $13.9 million resulting from the change in fair value of the embedded conversion feature of our convertible notes that was required to be bifurcated and accounted for separately as a stand-alone derivative instrument. The increase in interest income during the three months ended September 30, 2022 was attributable to one-month certificates of deposit purchased in September 2022. Interest expense increased due to the issuance of the convertible note on August 26, 2022 and includes $550 thousand of debt issuance cost amortization. During the three months ended September 30, 2022, we had no foreign exchange gains or losses. All foreign denominated cash balances that existed in the comparative period were transferred during the quarter ended June 30, 2022 to our bank account in the U.S. and are held in U.S. dollars.

Income Tax

We did not have any income tax expense or benefit for the three months ended September 30, 2022, nor for the three months ended September 30, 2021, as we have recorded a full valuation allowance against our net deferred tax asset.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had cash and cash equivalents of $74.2 million and working capital of $66.2 million compared to $31.1 million and $25.2 million as of June 30, 2022, respectively. Our predominant source of cash has been generated through equity financing from issuances of our common stock and hybrid equity and debt securities. Since inception, we have not generated revenues, and as such, have relied on equity financing and hybrid equity and debt instruments to fund our operating and investing activities.

Outlook

We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months based on our 2023 plan. In the event costs were to significantly exceed our 2023 plan, we have the ability to reduce or eliminate current and/or planned discretionary spending as well as raise additional capital. Historically, we have been able to raise cash through equity financing and hybrid equity and debt instruments; however, no assurance can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us. If we issue additional shares of our common stock, it could result in dilution to our existing shareholders. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. These factors include, but are not limited to, our ability to access capital markets, stock price volatility, uncertain economic conditions, unforeseen delays in our project, and access to labor. See “Part I. Item 1A. Risk Factors” and elsewhere in our annual report on Form 10-K.

	For the three months ended September 30,		Change
	2022	2021	$	%
	($ in thousands)
Net cash used in operating activities	$(7,812)	$(4,816)	$(2,996)	62%
Net cash used in investing activities	(5,126)	(1,937)	(3,189)	165%
Net cash provided by financing activities	56,086	1,085	55,001	5069%
Net increase (decrease) in cash and cash equivalents	$43,148	$(5,668)	$48,816	-861%

Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of expenses incurred in preparing us for operation of the SSBF. During the three months ended September 30, 2022, we used approximately $3 million more from operations than in the comparative period. The increase in cash used in operations during the current period was due to an increase in cash compensation resulting from an increase in headcount combined with an increase in cash professional fees. During the three months ended September 30, 2021, approximately $1.8 million of professional fees were settled by issuing shares of our common stock. The remaining increase was due to timing of settlement of accounts payable and accrued expenses.

Investing Activities

The increase in cash used in investing activities during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to the construction of our SSBF which commenced during the fourth quarter of fiscal year 2022. Cash used in investing activities during the three months ended September 30, 2021, was primarily for construction and equipment purchases for the SSBF.

Financing Activities

The increase in cash provided by financing activities during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to net proceeds of $55.8 million received from the issuance of a convertible note in August 2022 (see Note 7 - Long-term Debt in the unaudited condensed consolidated financial statements in this 10-Q). Net cash provided by financing activities for the three months ended September 30, 2021 was from proceeds received upon the exercise of stock options.

Critical Accounting Policies

Derivative Financial Instruments

Our derivative instruments are accounted for on a mark-to-market basis. We have in the current quarter and are likely in the future to experience non-cash volatility in our reported earnings during periods of high interest rate and stock market volatility. As of September 30, 2022, we had a derivative liability of approximately $11 million related to the bifurcated embedded conversion feature of our convertible notes. The derivative fair value was determined using a with-and-without methodology utilizing a binomial lattice model. The model considers various inputs including time value, volatility, credit risk and the current share price of our common stock. As a result, the value of the embedded conversion feature and respective settlement dates could be significantly different than its fair value as of September 30, 2022, See Note 8 to our unaudited consolidated financial statements in item 1 of this report for additional information.

Contractual Commitments and Contingencies

Purchase Obligations

The Company had purchase order commitments of $21.7 million for the construction works in progress, drilling, software and technical reports.

Mineral Lease Payments

We have a mineral lease agreement with Elementis for the purposes of obtaining exploration and mining privilege. The mineral lease agreement requires us to make an annual minimum royalty payment of $75 thousand, escalated annually based on inflation, until the expiration date of the lease (March 31, 2023). Payments made during the three months ended September 30, 2022 and 2021, were $0 and $86 thousand, respectively.

Salt Wells Earn-in Agreement

On August 2, 2022, Great Basin Resources, Inc. agreed to amend our Salt Wells Earn-in Agreement. To fully realize the mineral interest rights under the agreement, we must incur exploration expenses of $900 thousand by December 31, 2023, $800 thousand by December 31, 2024, and approximately $756 thousand by December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

During our fiscal year end June 30, 2022, management identified a material weakness in our internal control over financial reporting related to a lack of segregation of duties in the administrative rights of our accounting system. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the quarter ended September 30, 2022, we have taken steps towards remediating the design deficiency that led to the material weakness by hiring additional accounting personnel, removing the offending access to the old accounting system, and effective October 1, 2022, transitioned to a new more robust accounting system. Material weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We are in the process of assessing and documenting the design and implementation of the controls to address the material weakness and testing the operating effectiveness of the mitigating controls. We expect to complete the remediation process by the end of the quarter ending March 31, 2023.

Our management, under supervision and with the participation of Mr. Anthony Hall (performing the functions of our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as well as the potential impact of the material weakness described above, Mr. Hall and our Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 . Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2022, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our annual report on Form 10-K, which could materially affect our business, financial condition, and future results. The risks described in our Form 10-K are not the only risks that we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

10.1*	Contractor Agreement dated February 14, 2022 - Anthony Hall
10.2*	Amendment No. 1 to Contractor Agreement dated September 6, 2022 - Anthony Hall
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.
(Registrant)

Date: November 10, 2022	By:	/s/ Paul Weibel
Paul Weibel
Chief Financial Officer (Principal Financial Officer)