Form 10-Q
period 2022-12-31
5E Advanced Materials, Inc.
filed 2023-02-09
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 9, 2023, there were 44,149,172 shares of the Registrant’s common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$56,751	$31,057
Prepaid expenses and other current assets	1,032	1,506
Total current assets	57,783	32,563
Mineral rights and properties, net	8,525	8,364
Construction in progress	46,914	25,625
Properties, plant and equipment, net	3,006	2,871
Reclamation bond deposit	1,086	1,086
Right of use asset	287	371
Other assets	6	6
Total assets	$117,607	$70,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,312	$7,212
Lease liabilities, current	163	164
Total current liabilities	12,475	7,376
Long-term debt, net	33,075	148
Lease liabilities	129	211
Accrued reclamation liabilities	665	489
Total liabilities	46,344	8,224

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.01 par value; 180,000 shares authorized; 43,889 and 43,305 shares outstanding December 31 and June 30, respectively	439	433
Additional paid-in capital	188,445	169,593
Retained earnings (accumulated deficit)	(117,621)	(107,364)
Total stockholders’ equity	71,263	62,662
Total liabilities and stockholders’ equity	$117,607	$70,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating expenses:
Project expenses	$3,404	$2,990	$6,999	$7,775
General and administrative	7,701	7,830	12,587	13,671
Research and development	39	—	78	—
Depreciation and amortization expense	42	20	79	40
Total operating expenses	11,186	10,840	19,743	21,486
Income (loss) from operations	(11,186)	(10,840)	(19,743)	(21,486)

Non-operating income (expense)
Other income	22	—	36	10
Interest income	465	1	526	2
Derivative gain (loss)	(2,166)	—	11,743	—
Interest expense	(1,985)	—	(2,806)	(2)
Other income (expense)	(13)	(200)	(13)	969
Total non-operating income (expense)	(3,677)	(199)	9,486	979

Income (loss) before income taxes	(14,863)	(11,039)	(10,257)	(20,507)

Income tax provision (benefit)	—	—	—	—
Net income (loss)	$(14,863)	$(11,039)	$(10,257)	$(20,507)

Net income (loss) per common share — basic and diluted	$(0.34)	$(0.28)	$(0.24)	$(0.52)
Weighted average common shares outstanding — basic and diluted	43,772	39,878	43,561	39,294

Comprehensive income (loss):
Net income (loss)	$(14,863)	$(11,039)	$(10,257)	$(20,507)
Reporting currency translation gain (loss)	—	776	—	(829)
Comprehensive income (loss)	$(14,863)	$(10,263)	$(10,257)	$(21,336)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	For the six months ended December 31,
	2022	2021

Cash Flows From Operating Activities:
Net income (loss)	$(10,257)	$(20,507)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	79	40
Share based compensation	3,533	3,087
Common stock issued for consulting fees	—	3,408
Unrealized (gain) loss on convertible note derivative instrument	(11,743)	—
Accretion of reclamation liability	9	3
Amortization of debt issuance costs and discount — convertible note	2,001	—
Amortization of right of use asset	84	—
Interest earned on reclamation bond	—	(1)
Net foreign exchange (gain) loss	—	(969)
Change in:
Prepaid expenses and other current assets	474	(295)
Accounts payable and accrued liabilities	(363)	2,416
Net cash used in operating activities	(16,183)	(12,818)
Cash Flows From Investing Activities:
Construction in progress	(15,908)	(1,662)
Mineral rights and properties additions	—	(87)
Properties, plant and equipment additions	(208)	(1,058)
Net cash used in investing activities	(16,116)	(2,807)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	55,840	—
Payments on note payable	(19)	(1)
Proceeds from issuance of common stock	—	26,309
Share offering costs	—	(797)
Proceeds from exercise of stock options	2,172	2,907
Net cash provided by financing activities	57,993	28,418
Net increase (decrease) in cash and cash equivalents	25,694	12,793
Effect of exchange rate fluctuation on cash	—	139
Cash and cash equivalents at beginning of period	31,057	40,811
Cash and cash equivalents at end of period	$56,751	$53,743

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4	$—

Noncash Investing and Financing Activities:
Accounts payable and accrued liabilities change related to construction in progress	$5,381	$844
Construction in progress transferred to properties, plant and equipment	—	55
Equipment acquired with notes payable	—	227
Recognition of operating lease liability and right of use asset	—	17
Increase (decrease) in asset retirement costs	167	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2022	43,305	$433	$169,593	$—	$(107,364)	$62,662
Shares issued for:
Exercise of stock options	50	1	255	—	—	256
Share based compensation	—	—	1,300	—	—	1,300
Net income (loss)	—	—	—	—	4,606	4,606
Balance at September 30, 2022	43,355	434	171,148	—	(102,758)	68,824
Shares issued for:
Exercise of stock options	525	5	1,911	—	—	1,916
Vesting of restricted share units	9	—	—	—	—	—
Share based compensation	—	—	2,233	—	—	2,233
Convertible note derivative liability reclassification	—	—	13,153	—	—	13,153
Net income (loss)	—	—	—	—	(14,863)	(14,863)
Balance at December 31, 2022	43,889	$439	$188,445	$—	$(117,621)	$71,263

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2021	38,391	$384	$101,180	$1,417	$(40,652)	$62,329
Shares issued for:
Cash					—	—
Exercise of stock options	303	3	1,083	—	—	1,086
Consulting fees	150	1	1,538	—	—	1,539
Share based compensation	—	—	1,776	—	—	1,776
Net income (loss)	—	—	—	—	(9,468)	(9,468)
Other comprehensive income (loss), net of tax	—	—	—	(1,606)	—	(1,606)
Balance at September 30, 2021	38,844	388	105,577	(189)	(50,120)	55,656
Shares issued for:
Cash	1,760	17	26,291	—	—	26,308
Exercise of stock options	865	9	1,813	—	—	1,822
Consulting fees	150	2	1,867	—	—	1,869
Share issuance costs	—	—	(797)	—	—	(797)
Share based compensation	—	—	1,311	—	—	1,311
Net income (loss)	—	—	—	—	(11,039)	(11,039)
Other comprehensive income (loss), net of tax	—	—	—	776	—	776
Balance at December 31, 2021	41,619	$416	$136,062	$587	$(61,159)	$75,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto for the year ended June 30, 2022 included in our annual report filed with the Securities and Exchange Commission on Form 10-K, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position as of December 31, 2022, results of operations for the three and six months ended December 31, 2022 and 2021 and cash flows for the six months ended December 31, 2022 and 2021 have been included. Operating results for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023.

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

It is our opinion, based on our current capital resources, that with a modified business plan, we will have sufficient assets to discharge our liabilities as they become due, construct and operate our small scale facility ( the "Small-Scale Facility"), and to meet our administrative and overhead requirements for at least the next 12 months from the date these interim financial statements are issued. Future financings to fund additional engineering and capital expenditures to scale our business are anticipated through efforts to raise additional equity, issue new corporate debt or project specific debt, pursuit of government funding opportunities and incentives, and/or other means. Our continued operations beyond 12 months are dependent on our ability to obtain additional financing prior to the second half of calendar year 2023 or alter the timing of controllable expenditures by May 2023 to the extent needed to maintain adequate liquidity and preserve ongoing environmental obligations. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all, or our ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources.

As of today, we are currently operating under our normal business plan which indicates that available cash resources are expected to be exhausted in the fourth quarter of calendar year 2023. Absent additional financing as outlined above, we would no longer be able to meet our ongoing obligations or progress operations under that plan. We have prepared and approved a modified business plan that, if necessary and initiated beginning in May 2023, would alter the timing of controllable expenditures and would preserve available liquidity into the first quarter of calendar year 2024. This modified business plan alleviates substantial doubt about our ability to continue as a going concern. As discussed in Note 7, our Convertible Note contains a financial covenant requiring us to maintain a cash balance of at least $10 million. Our available liquidity will fall below $10 million by the end of February 2024 based on our modified business plan. If we are not able to procure other financing cash flows and our cash balance falls below $10 million, an event of default under the Convertible Note indenture would occur if not cured within 30 days. An event of default would cause our Convertible Note balance outstanding to become immediately due and payable, of which we would not have the resources to repay without additional financing.

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

Derivative Financial Instruments

We record derivative instruments on the balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. The related cash flow impact of our derivative activities is reflected as cash flows from operating activities unless the derivatives are determined to have a significant financing element at inception, in which case they are classified within financing activities.

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

Recently Issued and Adopted Accounting Pronouncements

In August 2020, FASB issued ASU No. 2020-06–Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. We adopted this standard during the quarter ended September 30, 2022. The adoption of this standard did not have an effect on our previously reported consolidated financial statements as we had no transactions that were the subject of the pronouncement. During the quarter ended September 30, 2022, we issued convertible debt and accounted for it in accordance with the updates provided for by ASU No. 2020-06.

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

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following.

	December 31,	June 30,
	2022	2022
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Mineral interest – Elementis lease	908	908
Asset retirement cost, net of accumulated amortization of $12 and $6 at December 31 and June 30, 2022, respectively(1)	337	176
Mineral rights and properties, net	$8,525	$8,364

(1)
Asset retirement costs represent the carrying value of capitalized costs associated with asset retirement obligations discussed in Note 5.

3. Construction in Progress

Construction in progress consisted of the following.

	December 31,	June 30,
	2022	2022
	(in thousands)
Engineering services	$9,119	$8,656
Equipment	25,224	13,548
Construction	8,678	—
Injection and recovery wells	3,749	3,421
Capitalized interest	144	—
Total construction in progress	$46,914	$25,625

4. Properties, Plant and Equipment, Net

Properties, plant, and equipment, net consisted of the following.

	Depreciation	Estimated useful	December 31,	June 30,
Asset category	method	life (in years)	2022	2022
			(in thousands)
Land	N/A	—	$1,533	$1,533
Buildings	Straight-line	7-15	873	873
Vehicles	Straight-line	3-5	344	276
Plant and equipment	Straight-line	5-10	480	340
			3,230	3,022
Less accumulated depreciation			(224)	(151)
Properties, plant and equipment, net			$3,006	$2,871

For the three and six months ended December 31, 2022 and 2021, we recognized depreciation expense of approximately $38.5 and $73.4 thousand, and $17.9 and $38.2 thousand, respectively.

.

5. Reclamation Liabilities

The change in our ARO during the periods presented, and the balance of our accrued reclamation liabilities at the end of each period is set forth below.

	December 31,	June 30,
	2022	2022
	(in thousands)
Asset retirement obligation — beginning of period	$191	$79
Obligation incurred during the period	—	106
Revisions to previous estimates	167	(3)
Accretion	9	9
Asset retirement obligation — end of period	367	191
Accrued reclamation costs	298	298
Total accrued reclamation liabilities	$665	$489

Accrued reclamation costs of $298 thousand relate to surface reclamation obligations at Fort Cady.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	December 31,	June 30,
	2022	2022
	(in thousands)
Accounts payable - trade (1)	$2,883	$3,459
Accrued expenses	807	1,584
Accrued capital expenditures	6,207	1,351
Accrued payroll	1,431	780
Accrued interest	945	—
Current portion of debt	39	38
Accounts payable and accrued liabilities	$12,312	$7,212

(1) includes $2.1 million and $1.6 million related to capital expenditures, respectively

7. Long-term Debt

Long-term debt consisted of the following at the end of each period presented.

	December 31,	June 30,
	2022	2022
	(in thousands)
Convertible note	$60,000	$—
Vehicle notes payable	167	186
Total debt	60,167	186
Current portion of debt	39	38
Long-term debt	60,128	148
Unamortized convertible note discount — embedded conversion feature	(23,181)	—
Unamortized debt issuance costs - convertible note	(3,872)	—
Long-term debt, net	$33,075	$148

At December 31, 2022 the fair value of the convertible note was $43.1 million.

Interest expense consisted of the following.

	Six months ended December 31,
	2022	2021
	(in thousands)
Convertible note interest	$945	$—
Notes payable interest	—	2
Vehicle notes payable interest	4	—
Amortization of debt issuance costs and discount — convertible note	2,001	—
Gross interest expense	2,950	2
Less: amount capitalized to construction in progress	144	—
Interest expense, net of amounts capitalized	$2,806	$2

Effective interest rate — convertible note	25.70%	—

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

Due to a provision in the Convertible Note agreement that allowed for a change in the conversion price upon a digressive issuance by us within three months of the closing date, the conversion feature of the Note was deemed an embedded derivative requiring separate accounting as a stand-alone derivative instrument (convertible note derivative). The Note was recorded at its face amount of $60 million less debt issuance costs of $4.2 million and the fair value of the convertible note derivative of $24.9 million. Fair value information for the convertible instrument follows. The provision resulting in the separate derivative accounting for the conversion feature expired November 26, 2022, and accordingly, the fair value of the convertible note derivative at expiration of the provision was transferred to additional paid-in capital (see Note 8).

	November 26,	August 26,
	2022	2022
	(Termination)	(Inception)
	(in thousands)
Fair value of convertible note (Level 2)	$36,388	$35,104
Fair value of embedded conversion feature (Level 3)	13,153	24,896
Total fair value of convertible note instrument	$49,541	$60,000

8. Convertible Note Derivative

Our convertible note derivative relates to the Convertible Note described above and was valued upon initial recognition at fair value using a with-and-without methodology utilizing a binomial lattice model (Level 3). The convertible note derivative is re-measured at fair value at each period end using a Black-Scholes option valuation model with the resulting gain or loss recognized in the statement of operations. As described above in Note 7, the fair value of the convertible note derivative was transferred to additional paid-in capital during the three months ended December 31, 2022. The components of changes to the fair value of the convertible note derivative are summarized below.

	December 31,	September 30,
	2022	2022
	(in thousands)
Convertible note derivative — beginning of period	$10,987	$—
Additions	—	24,896
Fair value adjustment (gain) loss	2,166	(13,909)
Reclassified to additional paid-in capital	(13,153)	—
Convertible note derivative — end of period	$—	$10,987

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

	November 26,		August 26,
	2022	September 30,	2022
	(Termination)	2022	(Inception)
Risk-free interest rate	3.9%	4.1%	3.2%
Volatility	40.0%	40.0%	40.0%
Debt rate	17.7%	18.6%	17.3%

9. Financial Instruments and Fair Value Measurements

At December 31, 2022, cash equivalents as well as trade and other payables approximate their fair value due to their short-term nature. Our financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1, and the convertible note derivative which was classified as Level 3 before its derecognition and transfer to additional paid-in capital during the current period. The reconciliation of changes in the fair value of liabilities classified as Level 3 can be found in Notes 7 and 8.

10. Share Based Compensation

Share based compensation expense is included in general and administrative expense and consisted of the following for the periods presented.

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
	(in thousands)
Share based compensation expense — service based
Employee share option plan	$1,261	$1,310	$2,222	$2,838
2022 Equity Compensation Plan — Options	351	—	526	—
2022 Equity Compensation Plan — PSU's	34	—	59	—
2022 Equity Compensation Plan — RSU and DSU's	587	—	726	—
Total service based compensation	2,233	1,310	3,533	2,838
Options issued to suppliers	—	—	—	249
Consulting stock awards	—	1,869	—	3,408
Total share based compensation	$2,233	$3,179	$3,533	$6,495

Stock Options

All options outstanding prior to the three-month period ended September 30, 2022 were granted under our predecessor parent company's employee share option plan. New option grants are made under the 2022 Equity Compensation Plan and vest ratably over three years. The tables below reflect all options granted under both plans. The significant assumptions used to estimate the fair value of stock option awards granted under the plans during the six months ended December 31, 2022 and 2021, using the Black-Scholes option valuation model are as follows.

	Six months ended December 31,
	2022	2021
Exercise price	$25.62	$14.62 - $18.27
Share price	$18.03	$12.43
Volatility	79%	85%
Expected term in years	5	0.9 to 3.9
Risk-free interest rate	2.91%	0.01% - 0.1%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Six months ended December 31,
	2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	4,874	$9.67	5,554	$5.19
Granted	400	25.62	1,700	15.42
Exercised	(575)	3.78	(1,168)	2.49
Expired/forfeited	(460)	15.33	(477)	5.48
Outstanding at end of the period	4,239	11.37	5,609	8.84

Vested at the end of the period	3,312	$9.01	3,970	$6.29
Unvested at the end of the period	927	19.76	1,639	14.95

The weighted average remaining life of vested options at December 31, 2022 and 2021 was 1.7 years and 2.24 years, respectively.

As of December 31, 2022, there was $5.6 million of unrecognized compensation cost related to 927 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.7 years.

The following table summarizes the activity for unvested options for each of the periods presented.

	Six months ended December 31,
	2022		2021
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	1,507	$6.05	270	$5.79
Granted	400	10.52	1,700	6.26
Vested	(880)	5.71	(220)	6.62
Expired/forfeited	(100)	6.85	(111)	8.11
Unvested at end of the period	927	8.11	1,639	6.01

As of December 31, 2022, the intrinsic value of both the outstanding stock options and vested options was $5.1 million. The intrinsic value of stock options exercised during the six months ended December 31, 2022 and 2021 was $4.6 million and $14.2 million, respectively.

Restricted Share Units, Director Share Units and Performance Share Units

The following table summarizes restricted share ("RSU"), director restricted share ("DSU") and performance share ("PSU") activity under the 2022 Equity Compensation Plan for each of the periods presented.

	Serviced-Based Shares		Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at July 1, 2022	48.8		$18.03	19.2		$12.19	68.0
Granted	106.5		14.47	63.5	(2)	14.79	170.0
Vested	(8.9)		12.27	—		—	(8.9)
Forfeited	(14.5)		14.25	(35.1)		14.09	(49.6)
Non-vested shares/units outstanding at December 31, 2022	131.9	(1)	$15.96	47.6		$14.26	179.5

(1) Includes approximately 32 thousand director share units

(2) On September 1, 2022, we granted approximately 63.5 thousand performance share units, which based on the achievement of certain operational targets, could vest within a range of 0% to 100%. The operational targets are; 1) commissioning and operation of the small-scale facility; 2) obtaining formation flow, head grade and impurity profile data from the small-scale facility; and 3) generate product data to ensure process design for detailed engineering. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

11. Earnings (Loss) Per Common Share

Basic earnings (loss) per share (EPS) is calculated by dividing net income (loss) less any applicable adjustments (the numerator) by the weighted-average number of shares of common stock (excluding unvested restricted stock units) outstanding during the period (the denominator). Diluted EPS incorporates the dilutive impact of outstanding stock options and unvested restricted stock units (using the treasury stock method). Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of unrecognized compensation expense related to unvested restricted stock units and the amount of excess tax benefits that would be recorded when the award becomes deductible are assumed to be used to repurchase shares.

Diluted earnings (loss) per share equals basic loss per share as the inclusion of normally dilutive options and restricted stock units would be antidilutive due to reported net losses for those periods. For the six months ended December 31, 2022 and 2021 respectively, stock options and unvested restricted stock units of 5,052 and 4,810 were excluded from the computation of diluted earnings (loss) per share.

12

12. Commitments and Contingencies

We had purchase order commitments of $20 million for the construction works in progress, equipment, software, drilling, and technical reports of which $6.2 million is reflected in accounts payable and accrued liabilities on our balance sheet at December 31, 2022.

References herein to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q for the three months ended December 31, 2022 (this “Form 10-Q”) contain various forward-looking statements relating to the Company’s future financial performance and results, financial condition, business strategy, plans, goals and objectives, including certain projections, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect the Company’s beliefs and expectations based on current estimates and projections. While the Company believes these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described under the heading “Risk Factor Summary” and “Item 1A. – Risk Factors” in our annual report on Form 10-K, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

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

Overview

5E Advanced Materials, Inc. is focused on becoming a vertically integrated global leader and supplier of boron specialty and advanced materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. We hold 100% of the rights – either through ownership or leasehold interest – in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California, through our wholly owned subsidiary 5E Boron Americas, LLC. Our Project is underpinned by a mineral resource that includes boron and lithium, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. Our vision is to safely process boric acid and lithium carbonate through sustainable best practices to enable decarbonization, food security and domestic supply surety.

2023 Outlook and Goals

Small-Scale Facility

During the quarter ended December 31, 2022, we substantially advanced construction of our Small-Scale Facility and commenced pre-commissioning activities prior to quarter end. We continue to focus on and target commencing operations for initial production of boric acid in late first quarter or early second quarter of calendar year 2023. The timing of initial production of boric acid is contingent upon the successful completion of commissioning activities and the final clearance to commence mining from the Environmental

Protection Agency under our Underground Injection Control permit, which are expected to be issued in the ordinary course of business. In January 2023, the United States Geological Survey issued a new report and there were only two companies that produced borates in calendar year 2022, and our production of boric acid would make us the third producer of boron in the United States. We continue to target initial production of lithium carbonate in the second calendar quarter of 2023.

Larger Scale Facility

As announced on December 20, 2022, we are considering opportunities to accelerate the timeline for initial commercial production based on the learnings from our Small-Scale Facility. The opportunities to accelerate the timeline for initial commercial production are underpinned on the belief that the sooner we can enter commercial production, the sooner we can achieve positive earnings and cash flow. There have been significant increases in prices for boron and lithium over recent quarters, largely driven by supply constraints which appear unlikely to dissipate in the near term. Our independent market research indicates medium-to-long term strength in boric acid demand and pricing, which further reinforces the need to explore all of our options to accelerate initial commercial production. The initial focus to accelerate includes developing model estimates for capital cost, operating expenses and revenue based on modular design options. We anticipate using the data and flow sheet optimization derived from the initial production from our Small-Scale Facility to optimize our larger scale production strategy. We aim to quickly transition into engineering and long lead time item acquisitions required to support our plans to achieve commercial production as soon as possible.

Revenue Opportunities from Small-Scale Facility

We are assessing partner-led initiatives to produce downstream derivatives (including, but not limited to, boron specialties and advanced materials) from our Small-Scale Facility. While this is a secondary focus for us, we have made progress with respect to certain initiatives with the opportunity to deliver revenue prior to our planned larger scale facility becoming operational.

Funding and Financial Markets

Commercial Initiatives

During the quarter, we entered into a non-binding letter-of-intent with Estes Energetics, a current supplier to the U.S. Department of Defense, to collaborate on producing boron advanced materials for solid rocket motors to support U.S. space and military industries. The letter-of-intent aligns with on-going U.S. government initiatives and programs to on-shore production of critical materials. We continue to have discussions with prospective and already engaged customers with respect to broader collaboration on boric acid and lithium carbonate sales including customer funded development options.

Government Initiatives

We continue to pursue various government funding opportunities and incentives. We are targeting funding opportunities in areas of interest for the U.S. government, including defense, clean energy, agriculture, and food security. Our focus to date has been the Department of Defense, via the Defense Production Act Title III and the Defense Logistics Agency, as well as the Department of Energy through, the Office of Fossil Energy and Carbon Management and Loans Program Office. While discussions are ongoing with multiple governmental entities, we expect to be able to have more meaningful discussions with the Loans Program Office upon completing an updated technical report. In October 2022, we received a partial exemption for use tax within the State of California for plant and equipment procured to process boric acid and lithium carbonate. The partial exemption is being retroactively applied to our Small-Scale Facility and we expect to apply the exemption to our larger facility.

Capital Market’s Activities

During the quarter, our activities were primarily focused on the United States but included a two-week Australia non-deal roadshow where senior management presented extensively in four Australian states and territories. We have multiple non-deal roadshows scheduled for the upcoming quarter and continue to work with investment banks to increase awareness of the Company to investors in the United States. Given the nature of the project and its location, we have commenced a process to consider non-dilutive debt financing options for our larger scale facility.

Highlights for the Three Months Ended December 31, 2022

•
Pre-commissioning activities commenced prior to quarter-end with plan to commence operations in late Q1 or early Q2 of calendar year 2023;
•
Continued track record of zero lost time incidents with over 83,000 man hours recorded in the quarter;
•
Commenced workstream exploring options to accelerate the large-scale boron and lithium complex;

•
Signed letter of intent with Estes Energetics to collaborate in producing boron-based materials for solid rocket motors;
•
Recruitment efforts for CEO well underway.

Liquidity

Our latest liquidity forecast indicates that available cash resources are expected to be exhausted by fourth quarter calendar year 2023. We are actively exploring various financing options, including government funding opportunities. However, if additional financing is not secured prior to the second half of calendar year 2023, we would need to implement a modified business plan. We have prepared and approved an alternative liquidity forecast that, if necessary and initiated beginning in May 2023, would alter the timing of controllable expenditures and would preserve available liquidity into the first quarter of calendar year 2024. See “Liquidity and Capital Resources” below for more information.

Inflation

The U.S. inflation rate has been steadily increasing since 2021 and throughout 2022. These inflationary pressures have resulted in and may result in additional increases to the cost of our goods, services, and personnel, which in turn cause our capital expenditures and labor costs to rise, including the estimated costs for our reclamation activities. Sustained levels of high inflation have caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which or the combination thereof, could adversely affect our business.

COVID-19 Response

We have implemented policies at our offices in Houston, TX, Hesperia, CA, and Newberry Springs, CA designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely at times, avoid non-essential business travel when applicable, adhere to good hygiene practices, and engage in social distancing. Continuation of COVID-19 in 2023 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, construction, procurement, studies, lab results, and other factors that will depend on future developments that may be beyond our control.

The forward-looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factor” sections.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended December 31, 2022		Change		Six Months Ended December 31, 2022		Change
	2022	2021	$	%	2022	2021	$	%
	($ in thousands)
COSTS AND EXPENSES
Project expenses	$3,404	$2,990	$414	14%	$6,999	$7,775	$(776)	-10%
General and administrative	7,701	7,830	(129)	-2%	12,587	13,671	(1,084)	-8%
Research and development	39	—	39	N/A	78	—	78	N/A
Depreciation and amortization expense	42	20	22	110%	79	40	39	98%
Total costs and expenses	11,186	10,840	346	3%	19,743	21,486	(1,743)	-8%
LOSS FROM OPERATIONS	(11,186)	(10,840)	(346)	3%	(19,743)	(21,486)	1,743	-8%
NON-OPERATING INCOME (EXPENSE)
Other income	22	—	22	N/A	36	10	26	260%
Interest income	465	1	464	*	526	2	524	*
Derivative gain (loss)	(2,166)	—	(2,166)	N/A	11,743	—	11,743	N/A
Interest expense	(1,985)	—	(1,985)	N/A	(2,806)	(2)	(2,804)	*
Other expense	(13)	(200)	187	-94%	(13)	969	(982)	-101%
Total non-operating income (expense)	(3,677)	(199)	(3,478)	NM	9,486	979	8,507	*
NET INCOME (LOSS)	$(14,863)	$(11,039)	$(3,824)	35%	$(10,257)	$(20,507)	$10,250	-50%

* Represents a percentage change greater than +/- 300%

Comparison of the three and six months ended December 31, 2022 and 2021

Project expenses

Project expenses include drilling, plug and abandonment, site-preparation, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our project. For the six months ended December 31 2022, project expenses decreased 10% versus the comparable period in 2021. The decrease was primarily due to a reduction in drilling activity specific to water monitoring wells ($6.3 million) incurred in the comparable 2021 period partially offset by costs related to our plug and abandonment program ($5 million), increases in construction related insurance ($0.4 million) and other site related costs ($0.2 million) incurred during the current period. For the quarter ended December 31, 2022, project expenses increased 14% as plugging and abandonment costs during the current quarter exceeded the reduction in costs related to the prior year’s quarter water monitoring well activity (approximately $272 thousand) combined with construction related insurance costs of approximately $194 thousand that were incurred in the current year quarter.

General and administrative expenses

The decrease in general and administrative expenses during the three and six months ended December 31, 2022 was primarily driven by one-time costs incurred during the prior three and six months periods related to the preparation of our Form-10, our reorganization, and consulting fees paid to Blue Horizon Advisors LLC for services provided. The absence of these costs during the current three and six month periods were partially offset by an increase in salaries and benefits, stock based compensation, and travel costs resulting from an increase in headcount from 11 at June 30, 2021 to 30 at December 31, 2022. All employee costs across our business are currently accounted for within general and administrative expenses. Insurance costs increased during the three and six months ended December 31, 2022 as a result of our monthly amortization of insurance premiums for our public company Director and Officer insurance.

Non-operating (income) expense

The derivative gain (loss) during the three and six months ended December 31, 2022 related to changes in fair value of the embedded conversion feature of our convertible notes that was required to be bifurcated and accounted for separately as a stand-alone derivative instrument during the quarter ended September 30, 2022. The unrealized loss during the three months ended December 31, 2022 was primarily due to our stock price increasing from $10.16 at September 30, 2022 to $11.63 at November 26, 2022 (termination). The unrealized gain during the six months ended December 31, 2022, was primarily due to the decrease in our stock price to $11.63 at the termination date from $15.83 on August 26, 2022 (inception date). The provision resulting in the separate derivative accounting for the conversion feature expired on November 26, 2022. The expiration resulted in the transfer of the fair value of the convertible note derivative at expiration to additional paid-in capital and no future related gains or losses are expected.

The increase in interest income during the three and six months ended December 31, 2022 was attributable to short-term investments (original maturities of three months or less) in highly liquid treasury bills and a certificate of deposit starting at the end of the quarter ending September 30, 2022. The weighted average interest rate earned on these investments was approximately 3.42% for the three and six months ended December 31, 2022.

Interest expense increased primarily due to the issuance of the convertible note on August 26, 2022 and includes $1.5 million and $2 million of debt issuance cost amortization during the three and six months ended December 31, 2022, respectively. During the six month period ended December 31, 2022, we capitalized approximately $144 thousand to construction in progress. Interest expense for the six months ended December 31, 2021 related to a note that was paid off during the year ended June 30, 2022.

Other expense consists primarily of foreign exchange gains and losses. The decrease during the three and six months ended December 31, 2022 compared to the comparative period was due to the transfer and conversion to U.S. dollars of all foreign denominated cash balances during the quarter ended June 30, 2022 to our bank account in the U.S.

Income Tax

We did not have any income tax expense or benefit for the three and six months ended December 31, 2022 and 2021, as we have recorded a full valuation allowance against our net deferred tax asset.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $56.8 million and working capital of $45.3 million compared to $31.1 million and $25.2 million as of June 30, 2022, respectively. Our predominant source of cash has been generated through equity financing from issuances of our common stock and hybrid equity and debt securities. Since inception, we have not generated revenues, and as such, have relied on equity financing and hybrid equity and debt instruments to fund our operating and investing activities.

In August 2022, we executed a $60 million private placement of senior secured convertible notes to complete construction and commissioning of our Small-Scale Facility, fund operation of our Small-Scale Facility, commence detail engineering and procure long lead items for our large-scale complex and general corporate purposes.

With our current capital resources, we believe that we have sufficient funds to construct and commission our Small-Scale Facility and operate the facility to complete flow sheet optimization activities and produce product for customer qualification. Over the next 12 months we also have plans to do the following below that will require additional capital:

•
Pursue and optimize infrastructure capital expenditures for our larger-scale facility which could include expansion of non-potable water resources, upgrading shore power, connection to a natural gas network, and constructing new access roads into and out of the location for our larger-scale facility;
•
Progress detailed engineering and procure long lead item equipment, specifically our crystallization units;
•
Optimize well-field design in an effort to reduce future mining capital and operational expenditure through various drilling techniques such as directional, horizontal and radial drilling;
•
Further define our advanced materials strategy with consideration to engineering and repurposing our Small-Scale Facility to produce boron advanced materials once sufficient data has been obtained for flow sheet optimization and the production of product for customer qualification; and
•
Continue hiring team members necessary to support our operation efforts of becoming a global producer of boric acid, lithium carbonate and gypsum.

It is our opinion, based on our current capital resources, that with a modified business plan, we will have sufficient assets to discharge our liabilities as they become due, construct and operate our Small-Scale Facility, and to meet our administrative and overhead requirements for at least the next 12 months from the date these quarterly financial statements are issued. Future financings to fund additional engineering and capital expenditures to scale our business are anticipated through efforts to raise additional equity, issue new corporate debt or project specific debt, pursuit of government funding opportunities and incentives, and/or other means. Our continued operations beyond 12 months are dependent on our ability to obtain additional financing prior to the second half of calendar year 2023 or alter the timing of controllable expenditures by May 2023 to the extent needed to maintain adequate liquidity and preserve ongoing environmental obligations. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all, or our ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources.

As of today, we are currently operating under our normal business plan which indicates that available cash resources are expected to be exhausted in the fourth quarter of calendar year 2023. Absent additional financing as outlined above, we would no longer be able to meet our ongoing obligations or progress operations under that plan. We have prepared and approved a modified business plan that, if necessary and initiated beginning in May 2023, would alter the timing of controllable expenditures and would preserve available liquidity into the first quarter of calendar year 2024. This modified business plan alleviates substantial doubt about our ability to continue as a going concern. Our Convertible Note contains a financial covenant requiring us to maintain a cash balance of at least $10 million (see note 7 to our unaudited condensed consolidated financial statements in item 1 of this report for additional information). Our available liquidity will fall below $10 million by the end of February 2024 based on our modified business plan. If we are not able to procure other financing cash flows and our cash balance falls below $10 million, an event of default under the Convertible Note indenture would occur if not cured within 30 days. An event of default would cause our Convertible Note balance outstanding to become immediately due and payable, of which we would not have the resources to repay without additional financing.

Critical Accounting Policies

Derivative Financial Instruments

Our derivative instruments are accounted for on a mark-to-market basis. During the current quarter, our only derivative instrument, the convertible note derivative, was derecognized through a transfer to additional paid in capital. The derivative fair value was determined using a with-and-without methodology utilizing a binomial lattice model. The model considers various inputs including time value, volatility, credit risk and the current share price of our common stock. As a result, the value of the embedded conversion feature could be significantly different than the fair value transferred to additional paid in capital of $13.2 million, See Notes 7 and 8 to our unaudited condensed consolidated financial statements in item 1 of this report for additional information.

Contractual Commitments and Contingencies

Purchase Obligations

The Company had purchase order commitments $20 million for the construction works in progress, equipment, software and technical reports, of which $6.2 million is reflected in accounts payable and accrued liabilities on our unaudited condensed consolidated balance sheet at December 31, 2022. The majority of the commitments will be settled by June 30, 2023.

Mineral Lease Payments

We have a mineral lease agreement with Elementis for the purposes of obtaining exploration and mining privilege. The mineral lease agreement requires us to make an annual minimum royalty payment of $75 thousand, escalated annually based on inflation, until the expiration date of the lease (March 31, 2023). Payments made during the six months ended December 31, 2022 and 2021, were $0 and $86 thousand, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

During our fiscal year end June 30, 2022, management identified a material weakness in our internal control over financial reporting related to a lack of segregation of duties in the administrative rights of our accounting system. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the six month period ended December 31, 2022, we have taken steps towards remediating the design deficiency that led to the material weakness by hiring additional accounting personnel, removing the offending access to the old accounting system, and effective October 1, 2022, transitioned to a new more robust accounting system. During the quarter ended December 31, 2022, we finalized the design and implementation of the controls to address the material weakness, however, its required that controls operate effectively for a sufficient period of time and undergo testing before management concludes that the controls are operating effectively.

Our management, under supervision and with the participation of Mr. Anthony Hall (performing the functions of our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as well as the potential impact of the material weakness described above, Mr. Hall and our Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of December 31, 2022, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the risk factors set out below and other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our annual report on Form 10-K, which could materially affect our business, financial condition, and future results. The risks described in our Form 10-K are not the only risks that we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, operating results and cash flows.

Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs.

Inflation has risen on a global basis, the United States has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs and have material adverse effect on our business, financial condition and results of operations.

Our business could be affected by macroeconomic risks.

The Company’s operations and performance depend significantly on global and regional economic conditions. Macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s products and services. In addition, confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors. An adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers and other partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency. We cannot predict the timing or scale of these various macroeconomic conditions, but they could have a material adverse affect on our business, results of operations and financial condition.

The transition to a new Chief Executive Officer (“CEO”) will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.

Our success depends, in part, on the effectiveness of our interim Principal Executive Officer, and a permanent CEO once such CEO is appointed. The CEO will be critical to executing on and achieving our vision, strategic direction, culture, products, and technology. Our capacity to identify and appoint a suitable permanent CEO in a timely manner will be essential to relieve any related speculation and uncertainty regarding our ability to execute the Company’s future business strategy. Likewise, the permanent CEO search and subsequent transition may be disruptive to the Company and our relationships with vendors and employees. If we are unable to execute an orderly transition and successfully integrate the new CEO into our leadership team, our operations and financial conditions may be adversely affected.

Additionally, the departure of our CEO has resulted in a loss of institutional knowledge. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. The ability of the new CEO to quickly adapt to and understand our business, operations, and strategic plans will be critical to the Board and our management’s ability to make informed decisions about our strategic direction and operations.

We have experienced significant turnover in our senior management team and across our organization, and our failure to attract and retain qualified personnel, skilled workers and key officers could have an adverse effect on us.

Our business may be adversely affected by recent turnover in our senior management team and board of directors which may create instability within the Company, which could disrupt and impede our day-to-day operations, internal controls and our ability to fully implement our business plan and growth strategy. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. Competition for key management personnel is intense. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition. The search for permanent replacements could also result in significant recruiting and relocation costs, as well as increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, operational, compliance, finance and administrative personnel. In order to compete and implement our growth strategy, we must attract, retain, and motivate employees, and turnover of senior management may make it difficult to retain qualified and skilled employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Title of Security	Number		Consideration Received	Exemption from Registration Claimed	Security Holder
10/18/2022	Common Stock	100,000	(1)	$365,000	Section 4(a)(2)	Aaron Dean Bertolatti <ATF Bertolatti Family Trust>
10/20/2022	Common Stock	100,000	(1)	365,000	Section 4(a)(2)	irX Enterprises Pty Ltd <irX Trust>
10/21/2022	Common Stock	200,000	(1)	730,000	Section 4(a)(2)	JAWAF Enterprises Pty Ltd <Hall Family A/C>
10/24/2022	Common Stock	100,000	(1)	365,000	Section 4(a)(2)	Scor Go Luath Limited
		500,000		$1,825,000

(1) shares issued upon option exercises

The transactions listed above are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

10.1	Mishic O’Brien Offer Letter, dated October 24, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.2	Jennings Offer Letter, dated October 24, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.3	Van’t Hoff Offer Letter, dated October 24, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.
(Registrant)

Date: February 9, 2023	By:	/s/ Paul Weibel
Paul Weibel
Chief Financial Officer (Principal Financial Officer)