Form 10-Q
period 2023-03-31
5E Advanced Materials, Inc.
filed 2023-05-15
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 44,149,172 shares of the Registrant’s common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$36,170	$31,057
Prepaid expenses and other current assets	1,892	1,506
Total current assets	38,062	32,563
Mineral rights and properties, net	7,612	8,364
Construction in progress	61,533	25,625
Properties, plant and equipment, net	3,084	2,871
Reclamation bond deposit	1,086	1,086
Right of use asset	247	371
Other assets	6	6
Total assets	$111,630	$70,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,314	$7,212
Lease liabilities, current	158	164
Total current liabilities	11,472	7,376
Long-term debt, net	36,228	148
Lease liabilities	94	211
Accrued reclamation liabilities	676	489
Total liabilities	48,470	8,224

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.01 par value; 180,000 shares authorized; 44,149 and 43,305 shares outstanding March 31 and June 30, respectively	441	433
Additional paid-in capital	190,455	169,593
Retained earnings (accumulated deficit)	(127,736)	(107,364)
Total stockholders’ equity	63,160	62,662
Total liabilities and stockholders’ equity	$111,630	$70,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating expenses:
Project expenses	$1,268	$2,039	$8,267	$9,816
General and administrative	6,004	30,832	18,591	44,497
Research and development	45	88	123	88
Impairment	908	—	908	—
Depreciation and amortization expense	53	36	132	76
Total operating expenses	8,278	32,995	28,021	54,477
Income (loss) from operations	(8,278)	(32,995)	(28,021)	(54,477)

Non-operating income (expense):
Other income	13	29	49	39
Interest income	388	1	914	2
Derivative gain (loss)	—	—	11,743	—
Interest expense	(2,237)	(1)	(5,043)	(2)
Other income (expense)	(1)	(3)	(14)	961
Total non-operating income (expense)	(1,837)	26	7,649	1,000

Income (loss) before income taxes	(10,115)	(32,969)	(20,372)	(53,477)

Income tax provision (benefit)	—	—	—	—
Net income (loss)	$(10,115)	$(32,969)	$(20,372)	$(53,477)

Net income (loss) per common share — basic and diluted	$(0.23)	$(0.79)	$(0.47)	$(1.33)
Weighted average common shares outstanding — basic and diluted	44,104	41,895	43,737	40,148

Comprehensive income (loss):
Net income (loss)	$(10,115)	$(32,969)	$(20,372)	$(53,477)
Reporting currency translation gain (loss)	—	(339)	—	(1,169)
Comprehensive income (loss)	$(10,115)	$(33,308)	$(20,372)	$(54,646)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	For the nine months ended March 31,
	2023	2022

Cash Flows From Operating Activities:
Net income (loss)	$(20,372)	$(53,477)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	132	76
Share based compensation	4,251	4,428
Common stock issued for consulting fees	—	27,172
Unrealized (gain) loss on convertible note derivative instrument	(11,743)	—
Impairment	908	—
Accretion of reclamation liability	20	6
Amortization of debt issuance costs and discount — convertible note	3,454	—
Amortization of right of use asset	124	—
Interest earned on reclamation bond	—	(1)
Net foreign exchange (gain) loss	—	(965)
Change in:
Prepaid expenses and other current assets	(386)	(3,050)
Accounts payable and accrued liabilities	(514)	2,421
Net cash used in operating activities	(24,126)	(23,390)
Cash Flows From Investing Activities:
Construction in progress	(29,705)	(3,301)
Mineral rights and properties additions	—	(87)
Properties, plant and equipment additions	(333)	(1,222)
Net cash used in investing activities	(30,038)	(4,610)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	55,840	—
Payments on note payable	(29)	(104)
Proceeds from issuance of common stock	—	26,309
Share offering costs	—	(797)
Proceeds from exercise of stock options	3,466	3,124
Net cash provided by financing activities	59,277	28,532
Net increase (decrease) in cash and cash equivalents	5,113	532
Effect of exchange rate fluctuation on cash	—	(203)
Cash and cash equivalents at beginning of period	31,057	40,811
Cash and cash equivalents at end of period	$36,170	$41,140

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5	$—

Noncash Investing and Financing Activities:
Accounts payable and accrued liabilities change related to construction in progress	$6,203	$2,022
Interest paid through issuance of additional convertible notes	1,710	—
Equipment acquired with notes payable	—	227
Recognition of operating lease liability and right of use asset	—	137
Increase (decrease) in asset retirement costs	167	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2022	43,305	$433	$169,593	$—	$(107,364)	$62,662
Shares issued for:
Exercise of stock options	50	1	255	—	—	256
Share based compensation	—	—	1,300	—	—	1,300
Net income (loss)	—	—	—	—	4,606	4,606
Balance at September 30, 2022	43,355	434	171,148	—	(102,758)	68,824
Shares issued for:
Exercise of stock options	525	5	1,911	—	—	1,916
Vesting of restricted share units	9	—	—	—	—	—
Share based compensation	—	—	2,233	—	—	2,233
Convertible note derivative liability reclassification	—	—	13,153	—	—	13,153
Net income (loss)	—	—	—	—	(14,863)	(14,863)
Balance at December 31, 2022	43,889	$439	$188,445	$—	$(117,621)	$71,263
Shares issued for:
Exercise of stock options	260	2	1,292	—	—	1,294
Vesting of restricted share units						—
Share based compensation	—	—	718	—	—	718
Net income (loss)					(10,115)	(10,115)
Balance at March 31, 2023	44,149	$441	$190,455	$—	$(127,736)	$63,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2021	38,391	$384	$101,180	$1,417	$(40,652)	$62,329
Shares issued for:
Exercise of stock options	303	3	1,083	—	—	1,086
Consulting fees	150	1	1,538	—	—	1,539
Share based compensation	—	—	1,776	—	—	1,776
Net income (loss)	—	—	—	—	(9,470)	(9,470)
Other comprehensive income (loss), net of tax	—	—	—	(1,606)	—	(1,606)
Balance at September 30, 2021	38,844	388	105,577	(189)	(50,122)	55,654
Shares issued for:
Cash	1,760	17	26,291	—	—	26,308
Exercise of stock options	865	9	1,813	—	—	1,822
Consulting fees	150	2	1,867	—	—	1,869
Share issuance costs	—	—	(797)	—	—	(797)
Share based compensation	—	—	1,311	—	—	1,311
Net income (loss)	—	—	—	—	(11,038)	(11,038)
Other comprehensive income (loss), net of tax	—	—	—	776	—	776
Balance at December 31, 2021	41,619	$416	$136,062	$587	$(61,160)	$75,905
Shares issued for:
Exercise of stock options	100	1	215	—	—	216
Consulting fees	800	8	23,756	—	—	23,764
Share based compensation	—	—	1,341	—	—	1,341
Net income (loss)	—	—	—	—	(32,969)	(32,969)
Other comprehensive income (loss), net of tax	—	—	—	(339)	—	(339)
Balance at March 31, 2022	42,519	$425	$161,374	$248	$(94,129)	$67,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto for the year ended June 30, 2022 included in our annual report filed with the Securities and Exchange Commission on Form 10-K, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position as of March 31, 2023, results of operations for the three and nine months ended March 31, 2023 and 2022 and cash flows for the nine months ended March 31, 2023 and 2022 have been included. Operating results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023.

Basis of Consolidation

The unaudited condensed consolidated financial statements comprise the financial statements of 5E Advanced Materials, Inc. and its wholly owned subsidiaries, American Pacific Borates Pty Ltd. and 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation), (collectively, “5E,” “we,” “our,” “us” or the “Company”).

Going Concern

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing our analysis, we excluded certain elements of our operating plan that cannot be considered probable. The future receipt of potential funding from equity or debt issuances cannot be considered probable at this time because these plans are not entirely within our control as of the date of these consolidated financial statements. As discussed in Note 7, the Convertible Note contains a financial covenant requiring us to maintain a cash balance of at least $10 million. Our available liquidity is expected to fall below $10 million in the latter part of calendar year 2023 based on our most recently updated modified business plan, which includes an increase in Small-Scale Facility costs due to increases in third-party construction cost estimates. If we are not able to obtain additional financing and our cash balance falls below $10 million, an event of default under the Convertible Note agreement would occur if not cured within 30 days.

Our plans include reduced spending and the pursuit of additional capital. Given that raising additional capital is not entirely within our control combined with our expectation of incurring significant operating and development costs in the foreseeable future, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Risk and Uncertainties

We are subject to a number of risks that we believe are similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration activities, need for significant additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals. We currently generate no revenues from operations and will need to rely on raising additional capital or financing to sustain operations in the long-term. There can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all, or our ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources.

We expect our available liquidity will fall below $10 million within the next 12 months. If we are not able to secure additional financing and our cash balance falls below $10 million, an event of default under a Convertible Note indenture would occur if not cured within 30 days. An event of default would cause our Convertible Note balance outstanding to become immediately due and payable, of which we would not have the resources to repay without additional financing.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy. We periodically review our inputs to ensure the fair value level classification is appropriate. When transfers between levels occur, it is our policy to assume that the transfer occurred at the end of the period in which the change in circumstances that caused the transfer occurred.

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

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following.

	March 31,	June 30,
	2023	2022
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Mineral interest – Elementis lease(1)	—	908
Asset retirement cost, net of accumulated amortization of $17 and $6 at March 31, 2023 and June 30, 2022, respectively(2)	332	176
Mineral rights and properties, net	$7,612	$8,364

(1)
During the quarter ended March 31, 2023, we elected not to renew our mineral lease with Elementis Specialties, Inc. and the mineral lease expired on March 31, 2023 resulting in the recognition of approximately $908 thousand of related impairment expense during the current quarter.
(2)
Asset retirement costs represent the carrying value of capitalized costs associated with asset retirement obligations discussed in Note 5.

3. Construction in Progress

Construction in progress consisted of the following.

	March 31,	June 30,
	2023	2022
	(in thousands)
Engineering services	$9,119	$8,656
Equipment	28,768	13,548
Construction services	19,248	—
Injection and recovery wells	3,809	3,421
Capitalized interest	589	—
Total construction in progress	$61,533	$25,625

4. Properties, Plant and Equipment, Net

Properties, plant and equipment, net consisted of the following.

	Depreciation	Estimated useful	March 31,	June 30,
Asset category	method	life (in years)	2023	2022
			(in thousands)
Land	N/A	—	$1,533	$1,533
Buildings	Straight-line	7-15	873	873
Vehicles	Straight-line	3-5	344	276
Plant and equipment	Straight-line	5-10	604	340
			3,354	3,022
Less accumulated depreciation			(270)	(151)
Properties, plant and equipment, net			$3,084	$2,871

For the three and nine months ended March 31, 2023 and 2022, we recognized depreciation expense of approximately $46.7 and $119 thousand, and $34.1 and $72.4 thousand, respectively.

.

5. Reclamation Liabilities

The change in our ARO during the periods presented, and the balance of our accrued reclamation liabilities at the end of each period is set forth below.

	March 31,		June 30,
	2023		2022
	(in thousands)
Asset retirement obligation — beginning of period	$191		$79
Obligation incurred during the period	—		106
Revisions to previous estimates	167	(1)	(3)
Accretion	20		9
Asset retirement obligation — end of period	378		191
Accrued reclamation costs	298		298
Total accrued reclamation liabilities	$676		$489

(1) attibutable to revised cost estimates provided by a third-party engineering firm and is reflected as an increase to mineral rights and properties (see Note 2).

Accrued reclamation costs of $298 thousand relate to surface reclamation obligations at Fort Cady.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	March 31,	June 30,
	2023	2022
	(in thousands)
Accounts payable - trade (1)	$4,309	$3,459
Accrued expenses	451	1,584
Accrued capital expenditures	4,893	1,351
Accrued payroll	1,158	780
Accrued interest	463	—
Current portion of debt	40	38
Accounts payable and accrued liabilities	$11,314	$7,212

(1) includes $3.8 million and $1.6 million related to capital expenditures, respectively

7. Long-term Debt

Long-term debt consisted of the following at the end of each period presented.

	March 31,	June 30,
	2023	2022
	(in thousands)
Convertible note	$61,710	$—
Vehicle notes payable	158	186
Total debt	61,868	186
Current portion of debt	40	38
Long-term debt	61,828	148
Unamortized convertible note discount — embedded conversion feature	(21,936)	—
Unamortized debt issuance costs - convertible note	(3,664)	—
Long-term debt, net	$36,228	$148

At March 31, 2023 the fair value of the convertible note was $39.7 million.

Interest expense consisted of the following.

	Nine months ended March 31,
	2023	2022
	(in thousands)
Convertible note interest	$2,173	$—
Notes payable interest	—	2
Vehicle notes payable interest	5	—
Amortization of debt issuance costs and discount — convertible note	3,454	—
Gross interest expense	5,632	2
Less: amount capitalized to construction in progress	589	—
Interest expense, net of amounts capitalized	$5,043	$2

Effective interest rate — convertible note	26.21%	—

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

On February 15, 2023 we elected to issue additional notes as payment for $1.7 million of interest accrued during the period August 26, 2022 through February 15, 2023.

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

		August 26,
	November 26,	2022
	2022	(Inception)
	(in thousands)
Fair value of convertible note (Level 2)	$36,388	$35,104
Fair value of embedded conversion feature (Level 3)	13,153	24,896
Total fair value of convertible note instrument	$49,541	$60,000

8. Convertible Note Derivative

The convertible note derivative, which related to the Convertible Note described above, was valued upon initial recognition at fair value using a with-and-without methodology utilizing a binomial lattice model (Level 3). Changes in fair value were recognized in the statement of operations prior to the derecognition of the convertible note derivative during the quarter ended December 31, 2022. As described above in Note 7, the fair value of the convertible note derivative was transferred to additional paid-in capital during the three months ended December 31, 2022. The components of changes to the fair value of the convertible note derivative are summarized below.

(in thousands)
Convertible note derivative — June 30, 2022	$—
Additions	24,896
Fair value adjustment (gain)	(11,743)
Reclassified to additional paid-in capital	(13,153)
Convertible note derivative — March 31, 2023	$—

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

9. Financial Instruments and Fair Value Measurements

At March 31, 2023, cash equivalents as well as trade and other payables approximate their fair value due to their short-term nature. Our financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1, and the convertible note derivative which was classified as Level 3 before its derecognition and transfer to additional paid-in capital during the current period. The reconciliation of changes in the fair value of liabilities classified as Level 3 can be found in Notes 7 and 8.

10. Share Based Compensation

Share based compensation expense is included in general and administrative expense and consisted of the following for the periods presented.

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
	(in thousands)
Share based compensation expense — service based
Employee share option plan	$617	$1,343	$2,839	$4,179
2022 Equity Compensation Plan — Options	350	—	877	—
2022 Equity Compensation Plan — PSU's	29	—	88	—
2022 Equity Compensation Plan — RSU and DSU's	(278)	—	447	—
Total service based compensation	718	1,343	4,251	4,179
Options issued to suppliers	—	—	—	249
Consulting stock awards	—	23,764	—	27,172
Total share based compensation expense	$718	$25,107	$4,251	$31,600

Stock Options

All options outstanding prior to the three-month period ended September 30, 2022 were granted under our predecessor parent company's employee share option plan. New option grants are made under the 2022 Equity Compensation Plan and vest ratably over three years. The tables below reflect all options granted under both plans. The significant assumptions used to estimate the fair value of stock option awards granted under the plans during the nine months ended March 31, 2023 and 2022, using the Black-Scholes option valuation model are as follows.

	Nine months ended March 31,
	2023	2022
Exercise price	$25.62	$14.62 - $18.27
Share price	$18.03	$12.43
Volatility	79%	85%
Expected term in years	5	0.9 to 3.9
Risk-free interest rate	2.91%	0.01% - 0.1%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Nine months ended March 31,
	2023		2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	4,874	$9.67	5,554	$5.19
Granted	400	25.62	1,700	15.39
Exercised	(835)	4.15	(1,267)	2.48
Expired/forfeited	(460)	15.33	(477)	5.48
Outstanding at end of the period	3,979	11.78	5,510	8.94

Vested at the end of the period	3,186	$9.58	3,870	$6.39
Unvested at the end of the period	793	20.63	1,640	14.95

The weighted average remaining life of vested options at March 31, 2023 and 2022 was 1.65 years and 2.03 years, respectively.

As of March 31, 2023, there was $4.6 million of unrecognized compensation cost related to 793 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.6 years.

The following table summarizes the activity for unvested options for each of the periods presented.

	Nine months ended March 31,
	2023		2022
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	1,507	$6.05	270	$5.79
Granted	400	10.52	1,700	6.26
Vested	(1,014)	5.86	(330)	7.13
Expired/forfeited	(100)	6.85	—	8.11
Unvested at end of the period	793	8.32	1,640	6.01

As of March 31, 2023, the intrinsic value of both the outstanding stock options and vested options was $1.3 million. The intrinsic value of stock options exercised during the nine months ended March 31, 2023 and 2022 was $6.2 million and $14.4 million, respectively.

Restricted Share Units, Director Share Units and Performance Share Units

The following table summarizes restricted share ("RSU"), director restricted share ("DSU") and performance share ("PSU") activity under the 2022 Equity Compensation Plan for each of the periods presented.

	Serviced-Based Shares		Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at July 1, 2022	48.8		$18.03	19.2		$12.19	68.0
Granted	106.5		14.47	63.5	(2)	14.79	170.0
Vested	(8.9)		12.27	—		—	(8.9)
Forfeited	(47.9)		14.27	(42.5)		14.10	(90.4)
Non-vested shares/units outstanding at March 31, 2023	98.5	(1)	$16.53	40.2		$14.28	138.7

(1) Includes approximately 32 thousand director share units

(2) On September 1, 2022, we granted approximately 63.5 thousand performance share units, which based on the achievement of certain operational targets, could vest within a range of 0% to 100%. The operational targets are; 1) commissioning and operation of the small-scale facility; 2) obtaining formation flow, head grade and impurity profile data from the small-scale facility; and 3) generating product data to ensure process design for detailed engineering. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

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

Diluted earnings (loss) per share equals basic loss per share as the inclusion of normally dilutive options and restricted stock units would be antidilutive due to reported net losses for those periods. For the nine months ended March 31, 2023 and 2022 respectively, stock options and unvested restricted stock units of 4,769 and 5,040 were excluded from the computation of diluted earnings (loss) per share.

12

12. Commitments and Contingencies

We had purchase order commitments of $16.2 million for the construction works in progress, equipment, software, drilling, and technical reports of which approximately $8.7 million is reflected in accounts payable and accrued liabilities on our balance sheet at March 31, 2023.

References herein to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Form 10-Q”) contain various forward-looking statements relating to the Company’s future financial performance and results, financial condition, business strategy, plans, goals and objectives, including certain projections, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect the Company’s beliefs and expectations based on current estimates and projections. While the Company believes these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described under the heading “Risk Factor Summary” and “Item 1A. – Risk Factors” in our annual report on Form 10-K, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

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

Overview

5E Advanced Materials, Inc. is focused on becoming a vertically integrated global leader and supplier of boron specialty and advanced materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. We hold 100% of the rights through ownership in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California, through our wholly owned subsidiary 5E Boron Americas, LLC. Our Project is underpinned by a mineral resource that includes boron and lithium, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. Our vision is to safely process boric acid and lithium carbonate through sustainable best practices to enable decarbonization, food security and domestic supply surety.

2023 Outlook and Goals

Small-Scale Facility

During the quarter ended March 31, 2023, we have substantially completed construction of our Small-Scale Facility and progressed commissioning activities. Initial production of boric acid can commence upon final clearance from the U.S. Environmental Protection Agency (EPA) under our Underground Injection Control Permit as well as successful completion of commissioning activities. Key required reports and documentation were submitted to the EPA for their approval in 2022 and we believe we are in full compliance with the terms of the permit. Upon final review of required documentation by the EPA, we expect to receive authorization to commence mining operations. Data gathered from the construction and future operation of the Small-Scale Facility will be used to optimize and improve accuracy of our capital and operating estimates for our larger-scale operations, provide customer samples for qualification and future off-take agreements, and offset future operating expenses.

Technical Report Update and Larger Scale Facility Target

During the quarter, our team spent significant time completing an update to our initial assessment Technical Report Summary, which has been filed with the Securities and Exchange Commission. A dedicated internal and external team pooled their professional and technical expertise to publish a report that we believe demonstrates a world-class resource, management's firm understanding and direction for the business, and a phased approach to scale production, which can position the company to achieve profitability, generate cash flow, and reduce risk. The updated initial assessment includes a a revised mineral resource estimate for boric acid and lithium carbonate, estimates for capital costs and operating expenses, and a bottoms-up economic analysis based on a phased approach to scaling production. The financial model for the economic analysis includes preliminary market studies and independent pricing forecasts for boric acid and lithium carbonate. As part of our updated technical report, we engaged two external EPC firms to assist management with our capital cost estimate, which we expect to use as the basis to stage a formal process to request proposals for detail design of the large-scale facility.

The updated Technical Report Summary outlines three phases for the larger-scale facility:

•
Phase 1 targets production of 90,000 short tons of boric acid and 1,100 short tons of lithium carbonate with a targeted go-live date of the second calendar quarter of 2026.
•
Phase 2 and Phase 3 targets incremental production increases of 180,000 short tons of boric acid and 2,200 short tons of lithium carbonate in each phase with a targeted go live date in the fourth calendar quarter of 2028 (Phase 2) and second calendar quarter of 2031 (Phase 3).
•
Full operation includes targeting 450,000 short tons of boric acid and 5,500 short tons of lithium carbonate per annum.

CEO Appointment

During the quarter, we announced the appointment of Ms. Susan Seilheimer Brennan as our new Chief Executive Officer. Ms. Brennan started on April 24, 2023 and has an extensive global leadership background, particularly in the battery technology and electric vehicle industries. During Ms. Brennan's first two weeks, she has implemented general, administrative and fixed cost cutting measures and will relocate the Company's headquarters to California in an effort to focus on production of boric acid and lithium carbonate.

Highlights for the Three Months Ended March 31, 2023

•
Construction of the Small-Scale Facility substantially completed and operation pending authorization from EPA;
•
Continued track record of zero lost time incidents with over 175,000 man hours recorded;
•
Completion of update to initial assessment technical report with estimates for capital costs and operating expenses; and
•
Appointment of new CEO, Ms. Susan Seilheimer Brennan.

Liquidity

Our latest liquidity forecast indicates that available cash resources are expected to be exhausted in the next 12 months. We are actively exploring various financing options. However, if additional financing is not secured and our cash balance falls below $10 million, an event of default under the Convertible Note indenture would occur if not cured within 30 days. An event of default would cause our Convertible Note balance outstanding to become immediately due and payable, of which we would not have the resources to repay without additional financing. While we believe the that our plan to obtain sufficient funding will be successful, it is not entirely within our control and accordingly there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited condensed consolidated financial statements are issued. See Note 1 - "Going Concern" in the notes to the unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below for more information.

Inflation

The U.S. inflation rate has been steadily increasing since 2021 and into 2023. These inflationary pressures have resulted in and may result in additional increases to the cost of our goods, services, and personnel, which in turn cause our capital expenditures and labor costs to rise, including the estimated costs for our reclamation activities. Sustained levels of high inflation have caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which or the combination thereof, could adversely affect our business.

COVID-19 Response

We have implemented policies at our offices in Houston, TX and Hesperia, CA as well as our project site in Newberry Springs, CA designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely at times, avoid non-essential business travel when applicable, adhere to good hygiene practices, and engage in social distancing. Continuation of COVID-19 in 2023 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, construction, procurement, studies, lab results, and other factors that will depend on future developments that may be beyond our control.

The forward-looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factor” sections.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31, 2023		Change		Nine Months Ended March 31, 2023		Change
	2023	2022	$	%	2023	2022	$	%
	($ in thousands)
COSTS AND EXPENSES
Project expenses	$1,268	$2,039	$(771)	-38%	$8,267	$9,816	$(1,549)	-16%
General and administrative	6,004	30,832	(24,828)	-81%	18,591	44,497	(25,906)	-58%
Research and development	45	88	(43)	-49%	123	88	35	40%
Impairment	908	—	908	N/A	908	—	908	N/A
Depreciation and amortization expense	53	36	17	47%	132	76	56	74%
Total costs and expenses	8,278	32,995	(24,717)	-75%	28,021	54,477	(26,456)	-49%
LOSS FROM OPERATIONS	(8,278)	(32,995)	24,717	-75%	(28,021)	(54,477)	26,456	-49%
NON-OPERATING INCOME (EXPENSE)
Other income	13	29	(16)	-55%	49	39	10	26%
Interest income	388	1	387	*	914	2	912	*
Derivative gain (loss)	—	—	—	N/A	11,743	—	11,743	N/A
Interest expense	(2,237)	(1)	(2,236)	*	(5,043)	(2)	(5,041)	*
Other expense	(1)	(3)	2	-67%	(14)	961	(975)	-101%
Total non-operating income (expense)	(1,837)	26	(1,863)	NM	7,649	1,000	6,649	*
NET INCOME (LOSS)	$(10,115)	$(32,969)	$22,854	-69%	$(20,372)	$(53,477)	$33,105	-62%

* Represents a percentage change greater than +/- 300%

Comparison of the three and nine months ended March 31, 2023 and 2022

Project expenses

Project expenses include drilling, plug and abandonment, site-preparation, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our project. For the nine months ended March 31 2023, project expenses decreased 16% versus the comparable period in 2022. The decrease was primarily due to a reduction in drilling activity specific to water monitoring wells ($6.4 million) and costs related to technical reports ($1.6 million) incurred in the comparable 2022 period. These decreases were partially offset by costs related to our plug and abandonment program ($5.1 million), increases in construction related insurance ($0.5 million) and other site related costs ($0.8 million) incurred during the current period. For the quarter ended March 31, 2023, project expenses decreased 38% primarily due to costs related to technical reports incurred during the quarter ended March 31, 2022, partially offset by increases in construction related insurance ($0.2 million) and site related costs ($0.7 million) incurred during the current quarter.

General and administrative expenses

The decrease in general and administrative expenses during the three and nine months ended March 31, 2023 was primarily driven by one-time costs incurred during the prior three and nine months periods related to the preparation of our Form-10, our reorganization, and consulting fees paid to Blue Horizon Advisors LLC for services provided ($25.6 million and $30.9 million, respectively). The absence of these costs during the current three and nine month periods were partially offset by an increase in salaries and benefits, and other employee related costs ($1.3 million and $4.1 million, respectively) resulting from an increase in headcount from 11 at June 30, 2021 to 48 at March 31, 2023. All employee costs across our business are currently accounted for within general and administrative expenses. Insurance costs increased $0.2 million and $0.9 million during the three and nine months ended March 31, 2023, respectively, as a result of our public company Director and Officer insurance which began in March 2022.

Non-operating (income) expense

The derivative gain (loss) during the three and nine months ended March 31, 2023 related to changes in fair value of the embedded conversion feature of our convertible notes that was required to be bifurcated and accounted for separately as a stand-alone derivative instrument during the quarter ended September 30, 2022. The unrealized gain during the nine months ended March 31, 2023, was primarily due to the decrease in our stock price to $11.63 at the termination date from $15.83 on August 26, 2022 (inception date). The provision resulting in the separate derivative accounting for the conversion feature expired on November 26, 2022. The expiration resulted in the transfer of the fair value of the convertible note derivative at expiration to additional paid-in capital and no future related gains or losses are expected.

The increase in interest income during the three and nine months ended March 31, 2023 was attributable to short-term investments (original maturities of three months or less) in highly liquid treasury bills and a certificate of deposit starting at the end of the quarter ending September 30, 2022. The weighted average interest rate earned on these investments was approximately 4.06% and 3.66 % for the three and nine months ended March 31, 2023, respectively.

Interest expense increased primarily due to the issuance of the convertible note on August 26, 2022 and includes $1.5 million and $3.5 million of debt issuance cost amortization during the three and nine months ended March 31, 2023, respectively. During the three and nine months ended March 31, 2023, we capitalized interest to construction in progress of approximately $392 thousand and $589 thousand, respectively. Interest expense for the three and nine months ended March 31, 2022 related to a note that was paid off during the year ended June 30, 2022.

Other expense consists primarily of foreign exchange gains and losses. The decrease during the three and nine months ended March 31, 2023 compared to the comparative period was due to the transfer and conversion to U.S. dollars of all foreign denominated cash balances during the quarter ended June 30, 2022 to our bank account in the U.S.

Income Tax

We did not have any income tax expense or benefit for the three and nine months ended March 31, 2023 and 2022, as we have recorded a full valuation allowance against our net deferred tax asset.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $36.2 million and working capital of $26.6 million compared to $31.1 million and $25.2 million as of June 30, 2022, respectively. Our predominant source of cash has been generated through equity financing from issuances of our common stock and hybrid equity and debt securities. Since inception, we have not generated revenues, and as such, have relied on equity financing and hybrid equity and debt instruments to fund our operating and investing activities.

In August 2022, we executed a $60 million private placement of senior secured convertible notes to complete construction and commissioning of our Small-Scale Facility, fund operation of our Small-Scale Facility, commence detail engineering and procure long lead items for our large-scale complex and general corporate purposes.

With our current capital resources, we believe that we have sufficient funds to construct and commission our Small-Scale Facility; however, delay of final authorization to commence mining could push out operation of the facility until we raise additional capital. Over the next 12 months we have plans to do the following below that will require additional capital:

•
Operate the Small-Scale Facility;
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

As of today, we are currently operating under our most recently updated modified business plan until we secure additional financing. Absent additional financing as outlined above, we would no longer be able to meet our ongoing obligations or progress operations. If we are not able to procure other financing cash flows and our cash balance falls below $10 million, an event of default under the Convertible Note agreement would occur if not cured within 30 days. Our available liquidity is expected to fall below $10 million in the latter part of calendar year 2023 based on our most recently updated modified business plan. An event of default would cause our Convertible Note balance outstanding to become immediately due and payable, of which we would not have the resources to repay without additional financing. See Note 1 - Going Concern in the notes to the unaudited condensed consolidated financial statements.

Critical Accounting Policies

Derivative Financial Instruments

Our derivative instruments are accounted for on a mark-to-market basis. During the quarter ended December 31, 2022, our only derivative instrument, the convertible note derivative, was derecognized through a transfer to additional paid in capital. The derivative fair value was determined using a with-and-without methodology utilizing a binomial lattice model. The model considers various inputs including time value, volatility, credit risk and the current share price of our common stock. As a result, the value of the embedded conversion feature could be significantly different than the fair value transferred to additional paid in capital of $13.2 million, See Notes 7 and 8 to our unaudited condensed consolidated financial statements in item 1 of this report for additional information.

Contractual Commitments and Contingencies

Purchase Obligations

The Company had purchase order commitments $16.2 million for the construction works in progress, equipment, software and technical reports, of which $8.7 million is reflected in accounts payable and accrued liabilities on our unaudited condensed consolidated balance sheet at March 31, 2023. The majority of the commitments are expected to be settled by June 30, 2023.

Mineral Lease Payments

During the quarter ended March 31, 2023, we elected not to renew our mineral lease with Elementis Specialties, Inc. and the mineral lease expired on March 31, 2023 resulting in the recognition of approximately $908 thousand of related impairment expense during the current quarter. We determined that with increasing boric acid and lithium carbonate prices, sufficient mineral resource established on fee lands already owned by us, and the opportunity to further expand the mineral resource with additional exploration work at a later date, that there is sufficient mineral resource to fully execute on our long-term business plan of producing boric acid and lithium carbonate. The Company will be updating its Initial Assessment Report accordingly.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

During our fiscal year end June 30, 2022, management identified a material weakness in our internal control over financial reporting related to a lack of segregation of duties in the administrative rights of our accounting system. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the nine month period ended March 31, 2023, we have taken steps towards remediating the design deficiency that led to the material weakness by hiring additional accounting personnel, removing the conflicting access to the old accounting system, and effective October 1, 2022, transitioned to a new more robust accounting system. During the quarter ended December 31, 2022, we finalized the design and implementation of the controls to address the material weakness, however, its required that controls operate effectively for a sufficient period of time and undergo testing before management concludes that the controls are operating effectively.

Our management, under supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as well as the potential impact of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2023, we were not a party to any material legal proceedings.

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

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, if at all, to be able to continue as a going concern and advance our Project.

There is substantial doubt regarding our ability to continue as a going concern. Our existence in our current form is dependent upon our ability to obtain additional capital. As of March 31, 2023, we had cash and cash equivalents of approximately $36.2 million which we believe will not be sufficient to fund our operating expenses and capital requirements for one year after the date that the financial statements are issued. Raising funds in the current economic environment is challenging and financing may not be available in sufficient amounts or on acceptable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or debt securities may dilute the ownership of existing shareholders.

Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing and project completion costs.

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

The Company’s operations and performance depend significantly on global and regional economic conditions. Macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s products and services. In addition, confidence and spending can be materially and adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors. An adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers and other partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency. We cannot predict the timing or scale of these various macroeconomic conditions, but they could have a material adverse affect on our business, results of operations and financial condition.

The transition to a new Chief Executive Officer (“CEO”) will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.

Our success depends, in part, on the effectiveness of our interim Principal Executive Officer, and the effective transition to our new permanent CEO in April. The new CEO will be critical to executing on and achieving our vision, strategic direction, culture, products, and technology. If we are unable to execute an orderly transition and successfully integrate the new CEO into our leadership team, our operations and financial conditions may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Title of Security	Number		Consideration Received	Exemption from Registration Claimed	Security Holder
10/18/2022	Common Stock	100,000	(1)	$365,000	Section 4(a)(2)	Aaron Dean Bertolatti <ATF Bertolatti Family Trust>
10/20/2022	Common Stock	100,000	(1)	365,000	Section 4(a)(2)	irX Enterprises Pty Ltd <irX Trust>
10/21/2022	Common Stock	200,000	(1)	730,000	Section 4(a)(2)	JAWAF Enterprises Pty Ltd <Hall Family A/C>
10/24/2022	Common Stock	100,000	(1)	365,000	Section 4(a)(2)	Scor Go Luath Limited
1/13/2023	Common Stock	150,000	(1)	768,000	Section 4(a)(2)	BJS Robb Pty Ltd
		650,000		$2,593,000

(1) shares issued upon option exercises

The transactions listed above are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

10.1	Brennan Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.
(Registrant)

Date: May 15, 2023	By:	/s/ Paul Weibel
Paul Weibel
Chief Financial Officer (Principal Financial Officer)