Form 10-K
period 2023-06-30
5E Advanced Materials, Inc.
filed 2023-08-30
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41279

5E ADVANCED MATERIALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	87-3426517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9329 Mariposa Road, Suite 210 Hesperia, CA	92344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (442) 221-0225

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FEAM	The NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $304.4 million as of

December 31, 2022 (based on the last sale price of such stock as quoted on the NASDAQ).

As of August 29, 2023, the number of shares of the registrant’s Common Stock outstanding was 44,218,406.

5E ADVANCED MATERIALS, INC.

i

Selected Definitions

• “ABR” refers to American Pacific Borates Limited, a company incorporated under the laws of Western Australia.

• “ASX” refers to the Australian Securities Exchange.”

• “CDI” refers to a CHESS Depositary Interest.

• “Company” refers to 5E Advanced Materials, Inc., a Delaware corporation.

• “Corporations Act” refers to the Australian Corporations Act, 2001 (Cth).

• “EPC” refers engineering, procurement and construction.

• “FEL” refers to front end loading, a stage gated project management system (with a number to the corresponding stage, e.g., FEL2)

• “NASDAQ” refers to The NASDAQ Global Select Market.

• “Reorganization” refers to the transactions pursuant to which, among other things, we issued (a) to eligible shareholders of ABR either one share of our Common Stock for every ten ordinary shares of ABR or one CDI over our Common Stock for every one ordinary share of ABR, in each case, as held on the Scheme record date and (b) to ineligible shareholders proceeds from the sale of the CDIs to which they would otherwise be entitled by a broker appointed by ABR, who sold the CDIs in accordance with the terms of a sale facility agreement and remitted the proceeds to ineligible shareholders, (ii) canceled each of the outstanding options to acquire ordinary shares of ABR and issued replacement options representing the right to acquire shares of our Common Stock on the basis of a one replacement option for every ten existing ABR options held, (iii) maintained an ASX listing for its CDIs, with each CDI representing 1/10th of a share of Common Stock, (iv) delisted ABR’s ordinary shares from the ASX, and (v) became the parent company to ABR.

• “Scheme” refers to a statutory Scheme of Arrangement under Australian law under Part 5.1 of the Corporations Act.

• “QP” refers to qualified persons.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains various forward-looking statements relating to our future financial performance and results, financial condition, business strategy, plans, goals and objectives, including certain projections, milestones, targets, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. Forward-looking statements include, but are not limited to, statements concerning:

•
The timing, completion and estimated production capacity of our proposed small-scale facility (“SSF”) and proposed large-scale complex;
•
The outputs from our proposed SSF and their impact on future estimates and potential studies regarding our proposed large-scale complex;
•
Unanticipated costs or delays associated with our proposed SSF;
•
Use of our injection-recovery wells for extraction once our proposed SSF and large-scale complex is complete;
•
Our ability to successfully and economically extract boron and lithium from colemanite and lithium rich minerals;
•
The quantities of resources we expect to be able to extract and our production capabilities;
•
The timing of completing and the expected ability of our proposed SSF facility to serve as a foundation for future design, engineering and cost optimization for our proposed large-scale complex;
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

These forward-looking statements are subject to a number of risks and uncertainties, including:

•
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, if at all, to be able to continue as a going concern and advance our Project;
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
•
Risks and uncertainties relating to the development of the Fort Cady Project (the “Project”) in Newberry Springs, CA;
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
•
Our business could be affected by macroeconomic risks;
•
Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing and project completion costs.
•
Risks associated with our ongoing investment in the Project;
•
Risks associated with the required infrastructure at the Project;
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
•
Risks associated with our convertible debt (“Convertible Notes”);
•
Risk of insufficient cash flow to service the Convertible Notes;
•
Risk of foreclosure on our assets if we default on the Convertible Notes;
•
Risk of dilution of the ownership interest of our existing stockholders if the Convertible Notes are converted;
•
Risk of adverse impact on the price of our Common Stock if the Convertible Notes are converted;
•
Risks associated with limitations on our ability to raise money through equity offerings and to incur additional indebtedness imposed by the Convertible Notes agreement;
•
The transition to a new Chief Executive Officer (“CEO”) will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner; and
•
Any other risks described elsewhere in this Annual Report on Form 10-K or the documents incorporated herein by reference.

While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described under the heading “Risk Factor Summary” and “Risk Factors,” any of which could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

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

CAUTIONARY NOTE REGARDING RESERVES

Unless otherwise indicated, all mineral resource estimates included in this report have been prepared in accordance with, and are based on the relevant definitions set forth in, the SEC’s Mining Disclosure Rules and Regulation S-K 1300 (each as defined below). Mining disclosure in the United States was previously required to comply with SEC Industry Guide 7 (the “SEC Industry Guide 7”) under the Securities Exchange Act of 1934 (the “Exchange Act”). In accordance with the SEC’s Final Rule 13-10570, Modernization of Property Disclosure for Mining Registrant, the SEC has adopted final rules, effective February 25, 2019, to replace SEC Industry Guide 7 with new mining disclosure rules (the “Mining Disclosure Rules”) under sub-part 1300 (Title 17, Part 229, Items 601 and 1300 until 1305) of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”) (“Regulation S-K 1300”). Regulation S-K 1300 replaces the historical property disclosure requirements included in SEC Industry Guide 7. Regulation S-K 1300 uses the Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”)-based classification system for mineral resources and mineral reserves and accordingly, under Regulation S-K 1300, the SEC now recognizes estimates of “Measured Mineral Resources,” “Indicated Mineral Resources” and “Inferred Mineral Resources,” and require SEC-registered mining companies to disclose in their SEC filings specified information concerning their mineral resources, in addition to mineral reserves. In addition, the SEC has amended its definitions of “Proven Mineral Reserves” and “Probable Mineral Reserves” to be substantially similar to international standards. The SEC Mining Disclosure Rules more closely align SEC disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards, including the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves, referred to as the “JORC Code.” While the SEC now recognizes “Measured Mineral Resources,” “Indicated Mineral Resources” and “Inferred Mineral Resources” under the SEC Mining Disclosure Rules, investors should not assume that any part or all of the mineral deposits in these categories will be converted into a higher category of mineral resources or into mineral reserves.

The following terms, as defined in Regulation S-K 1300, apply within this report:

Measured Mineral Resource (“Measured” or “Measured Mineral Resource”)

is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Indicated Mineral Resource (“Indicated” or “Indicated Mineral Resource”)

is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred Mineral Resource (“Inferred” or “Inferred Mineral Resource”)

is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Probable Mineral Reserve (“Probable” or “Probable Mineral Reserve”)	is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Proven Mineral Reserve (“Proven” or “Proven Mineral Reserve”)	is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

The Company released an updated technical report on Form 8-K dated May 11, 2023, with an effective date of May 11, 2023 (the “Updated Initial Assessment Report”). The purpose of the Updated Initial Assessment Report is to support the disclosure of mineral resource estimates for the Project. The Initial Assessment Report was prepared in accordance with the SEC’s Mining Disclosure Rules and Regulation S-K Subpart 1300 and Item 601(b)(96) (technical report summary). The Updated Initial Assessment Report is discussed in Business and Properties and incorporated by reference as Exhibit 96.1 to this report on Form 10-K.

UNLESS OTHERWISE EXPRESSLY STATED, NOTHING CONTAINED IN THIS FILING IS, NOR DOES IT PURPORT TO BE, A TECHNICAL REPORT SUMMARY PREPARED BY A QUALIFIED PERSON PURSUANT TO AND IN ACCORDANCE WITH THE REQUIREMENTS OF SUBPART 1300 OF SECURITIES EXCHANGE COMMISSION REGULATION S-K.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE COMPANIES

We are an exploration stage company and do not currently have any known mineral reserves and cannot expect to have known mineral reserves unless and until an appropriate technical and economic study is completed for the Project or any of our other properties that shows Proven or Probable Mineral Reserves as defined by Regulation S-K 1300. We currently do not have any Proven or Probable Mineral Reserves. There can be no assurance that the Project or any of our other properties contains or will contain any such SEC-compliant Proven or Probable Mineral Reserves or that, even if such reserves are found, the quantities of any such reserves warrant continued operations or that we will be successful in economically recovering them.

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

CAUTIONARY NOTE REGARDING INDUSTRY AND MARKET DATA

This filing includes information concerning our industry and the markets in which we will operate that is based on information from various sources including public filings, internal company sources, various third-party sources and management estimates. Our management estimates regarding our position, share and industry size are derived from publicly available information and our internal research and are based on a significant number of assumptions made upon reviewing such data and our knowledge of such industry and markets, which we believe to be reasonable. While we believe the industry, market and competitive position data included in this report is reliable and is based on reasonable assumptions, such data is necessarily subject to a high degree of uncertainty and risk and is subject to change due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this filing. These and other factors could cause results to differ materially from those expressed in the estimates included herein. We have not independently verified any data obtained from third-party sources and cannot assure you of the accuracy or completeness of such data.

PART 1

Items 1 and 2. Business and Properties

Overview

We are an exploration stage company focused on becoming a vertically integrated global leader and supplier of boron specialty and advanced materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. We hold 100% of the rights through ownership in the 5E Boron Americas (Fort Cady) Complex located in southern California, through our wholly owned subsidiary 5E Boron Americas, LLC (“5E Boron Americas”). Our Project is underpinned by a mineral resource that includes boron and lithium, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. Our vision is to safely process boric acid and lithium carbonate through sustainable best practices to enable decarbonization, food security and domestic supply surety.

We hold 100% of the ownership rights in the Project through our wholly owned subsidiary, 5E Boron Americas, LLC (f/k/a Fort Cady (California) Corporation). Through a multi-phased approach, we plan to develop the Project into a large-scale boron and lithium complex. The Project is based on a conventional colemanite deposit, which is a hydrated calcium borate mineral found in evaporite deposits, and we believe it is one of the largest known new conventional boron deposits globally. The deposit hosts a mineral resource from which we intend to extract and process into boric acid, boron advanced materials, lithium carbonate, and potentially other co-products. These materials are scarce in resource, currently subject to supply risk as a large portion of their consumption in the United States is sourced from foreign producers and are essential for supporting critical industries. When the Project is successfully developed, we believe that we can become an important supplier helping to provide supply security for these materials in the United States. The importance of the Project and its mineral resource has been recognized by it being designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. The Project is also expected to serve as an important supply source of boric acid that we intend to process and develop into boron specialty and advanced materials over time.

Our Strengths

We believe the following key strengths will help us toward our goal of becoming an important supplier of boron specialty and advanced materials, complemented by lithium carbonate production capabilities:

Strategically Positioned to Benefit from Expected Substantial Demand Growth as Decarbonization Efforts Intensify and Future Facing Markets Develop. We are an exploration-stage company aiming to develop a materials resource of high-quality borates and other key materials, such as lithium, currently positioned as inputs into key technologies and industries that address climate change, support decarbonization, and support food and domestic security sectors. We believe factors such as government regulation and incentives and capital investments across industries will drive demand for end-use applications like solar and wind energy infrastructure, neodymium-ferro-boron magnets, lithium-ion batteries, and other critical material applications. We expect any such growth in demand to increase the need for borates and other advanced materials that we seek to produce. In addition, products with future facing applications, including in the semi-conductor, life sciences, aerospace, military and automotive markets, are also expected to drive demand growth. As a result of our broader focus on the boron specialty and advanced materials rather than specific end use applications, we believe we can be well-positioned to be an important domestic supplier to a number of different sectors benefiting from their expected growth.

Attractive Geographic Location with a Potential to Address Global Supply Challenges and National Security Concerns. Over the last two years, the United States has taken action to reinforce existing supply chains and access to critical materials, while working to secure the domestic supply. In February 2022, the Project was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, which we believe is a testament to its potential importance as a U.S.-based source of boron, lithium and other materials. This designation supports our goal of playing an important role in providing critical materials domestically, while simultaneously addressing the currently challenged global supply chain. The global boron market is exposed to potential supply risks. There are currently only two major global suppliers (Eti Maden and Rio Tinto Borax) who together represented approximately 80-85% of total supply in 2022, with Eti Maden representing approximately 60% of global supply in 2022. Similarly, there are only a small number of domestic lithium carbonate suppliers today in the United States. The Project is located in Southern California and, if successfully commercialized, we expect it will have the ability to supply U.S. markets and industries with these two key materials, and thereby help reduce reliance on foreign sources. Our plans to develop U.S.-based downstream capabilities are similarly expected to allow us to onshore additional components of the overall boron supply chain that have historically been concentrated in Asia and other foreign regions.

Our Project is Based on one of the Largest Known New Conventional Boron Deposits in the World and Includes a Complementary Lithium Resource that has the Potential to Enable Us to Become an Important Participant in the U.S. Lithium Market. The Project deposit is a rare colemanite borate deposit, and we believe it is one of the largest known new deposits of colemanite globally. The Updated Initial Assessment Report estimates a combined 5.80 million short tons of Measured Mineral Resource plus Indicated Mineral Resource at the Project of boric acid (H3BO3) and 141,000 short tons of lithium carbonate equivalent. The mineral resource estimate also identified 8.17 million short tons of Inferred Mineral Resource of boric acid (H3BO3) and 166,000 short tons of lithium carbonate equivalent. Across the three mineral resource categories there is an estimated 13.97 million short tons of boric acid and 307,000 short tons of lithium carbonate equivalent using a 2% cut-off grade. We believe that the complementary lithium resource at the Project, if successfully developed, has the potential to enable us to become an important participant in the U.S. lithium market. We believe the size and quality of our Project resource also positions us to become a long-term supplier, if and when the site becomes operational.

We Believe Our Approach for Developing and Commercializing the Project, along with our Orientation towards Decarbonization-Enabling Materials and Industries can Position us Well to Focus On Important Sustainability Initiatives. We believe that the boron and lithium materials we plan on producing will support industries and applications that enable decarbonization and emission reduction, such as electric vehicles and green energy. These industries are important contributors and supporters of the United Nations Sustainability Development Goals (“SDG’s”), which include accelerating a net-zero future, promoting sustainable infrastructure, improving global nutrition and health as well as promoting innovation. Further, we believe that our extraction techniques will help us create a set of infrastructure that is aligned with the industries we plan on supporting. Our method of in-situ extraction is expected to source hot water from our hydrology wells while providing for closed loop water recycling which we expect will help reduce overall water consumption and provide for efficient energy management. In-situ extraction is also traditionally associated with less above ground land disturbance than traditional resource extraction methods, while using less fossil fuels. Given our early stage of development, we believe we have a unique opportunity to develop and grow our business and a potential sustainability advantage, including building a diverse board of directors and leadership team as well as creating strong corporate governance policies, in each case focused on sustainability matters. Our focus will be to have a positive impact on the prosperity of local communities by supporting job creation, providing specialized training, targeting local procurement and investment, all of which are important given the local community near the Project is designated an economic development zone by the State of California.

Our Strategy

Our strategy is founded on leveraging our large mineral resource, related proposed infrastructure project, project development and advanced materials expertise to develop a vertically integrated business focused on boron specialty and advanced materials, complemented by lithium production capabilities. We intend to thoughtfully develop our business over time in a systematic manner, starting with the development and construction of our SSF to support ongoing design work, engineering and cost optimization for our proposed large-scale complex that we believe will provide us with the ability to commercially produce salable products including boric acid and lithium carbonate, while opportunistically developing downstream boron advanced material processing capabilities to extract greater value out of the boron supply chain.

Key elements of our strategy include:

Develop and Commercialize the Project to Produce an Economical and Secure Supply of Boron and Lithium and Focusing on a more Environmentally Friendly In-Situ Extraction Process as Compared to Traditional Mining. Our initial objective is to develop our Project’s boron and lithium resource and achieve a commercial extraction volume of borates, lithium and other co-products safely, profitably with a focus on a more environmentally friendly in-situ extraction process as compared to traditional mining. The SSF, which we began constructing in April 2022, is expected to serve as a foundation for future design, engineering, and cost optimization of our planned large-scale complex as well as provide samples for customer qualification and offtake. If and when the Project is fully operational in accordance with our current plan, we believe that we can have an opportunity to be a long-term supplier of boric acid and lithium carbonate, and the Project can serve as an important internal supply source for our development of downstream specialty and advanced materials.

Establish Competitive Market Positions in High Value, High Margin Markets for Boron Specialty and Advanced Materials and Lithium that Address Decarbonization, Food Security, and production of Domestic Supply. We are seeking to establish competitive market positions in high value in use, high margin, and high technology boron specialty and advanced materials and lithium markets. We believe that as a result of the global push to address climate change and achieve decarbonization, as well as increasing challenges related to food security and geopolitical instability, key sectors such as electric vehicle manufacturing, clean energy infrastructure, food and fertilizers, and domestic security, will experience significant growth in the future. As a result, these sectors are expected to require secure and substantial new supplies of key inputs such as boron and lithium to support their growth. Assuming the successful commercial completion of our large-scale complex, we believe we will have the opportunity to become one of the largest suppliers of boric acid and lithium carbonate in the domestic U.S. and international markets. Over time, we plan on developing downstream boron advanced materials capabilities to convert boric acid into boron advanced materials. These boron advanced materials may support higher technology applications across the fields of semi-conductors, life sciences, aerospace, military, energy and automotive markets and would allow us to extract greater value from our processes and supply chain. Downstream boron advanced materials capabilities may be developed over time through a combination of internal research and development, commercial partnerships or joint ventures with other organizations or research institutions, or via the acquisition of intellectual property related to processing and manufacturing.

Sign Offtake Agreements and Develop Commercial Partnerships to Expand High-Performance Boron and Lithium Product Capabilities and Embed Ourselves in Customer Supply Chains. As part of the commercialization plans for the Project, we plan on dedicating resources for marketing efforts to establish commercial offtake agreements for the sale of boric acid and lithium carbonate. We believe sales of these materials will support our strategy of achieving a durable revenue base, which can be used to fund subsequent incremental capacity plans and generate cash necessary for investments in downstream boron advanced materials capabilities. As we develop our downstream materials business, we plan to collaborate with customers and partners to support their development of high-performance applications in the areas of clean energy infrastructure, electric transportation, and high-grade fertilizers among other end uses. These commercial partnerships are expected to be an important element of embedding us within global supply chains and positioning us as an essential supplier of boron specialty and advanced materials. We intend to invest in research and development initiatives with an aim to support our customers’ product development and create intellectual property for us.

Corporate History and Reorganization

American Pacific Borates Limited, our former parent company, was incorporated in October 2016 under the laws of Western Australia for the purpose of acquiring the rights in the Project from Atlas Precious Metals, Inc. The acquisition of Fort Cady (California) Corporation was completed in May 2017 and ABR’s ordinary shares were subsequently admitted for official quotation on the ASX in July 2017.

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

Pursuant to the Reorganization, we issued to the shareholders of ABR either one share of our Common Stock for every ten ordinary shares of ABR or one CDI for every one ordinary share of ABR, in each case, as held on the Scheme record date. Eligible shareholders of ABR (those whose residence at the record date of the Scheme is in Australia, New Zealand, Canada, Hong Kong, Ireland, Papua New Guinea, Singapore, Malaysia, Thailand, or the United States) received CDIs by default. In order to receive Common Stock, eligible shareholders were required to complete and submit an election form to ABR’s registry no later than 5:00 pm (AEDT) on March 2, 2022. Ineligible shareholders did not receive CDIs or shares of Common Stock but instead received the proceeds from the sale of the CDIs to which they would otherwise have been entitled by a broker appointed by ABR. The appointed broker sold the CDIs in accordance with the terms of a sale facility agreement and remitted the proceeds to ineligible shareholders. Additionally, we canceled each of the outstanding options to acquire ordinary shares of ABR and issued replacement options representing the right to acquire shares of our Common Stock on the basis of one replacement option for every ten existing ABR options held. We maintain an ASX listing for our CDIs, with each CDI representing 1/10th of a share of Common Stock. Holders of CDIs are able to trade their CDIs on the ASX and holders of shares of our Common Stock are able to trade their shares on NASDAQ.

Following completion of the Reorganization, ABR became a wholly owned subsidiary of 5E Advanced Materials, Inc.

Appointment of Susan Brennan

On March 21, 2023, the Board of Directors (the “Board”) announced the appointment of Ms. Susan Brennan as our new Chief Executive Officer, effective April 24, 2023. Ms. Brennan succeeded Mr. Anthony Hall, whose designation as our principal executive officer terminated as of that date. Ms. Brennan was appointed to the Board on June 3, 2023.

SSF Update

The SSF is our proposed smaller scale boron facility which is expected to serve as a foundation for future design, engineering, and cost optimization for our proposed large-scale complex as well as provide product for customer qualification and offtake. Once operational, the SSF will be an essential step in the overall Project development plan and is expected to serve as our initial extraction and processing facility. We have substantially completed construction of our SSF and progressed commissioning activities. Initial production of boric acid will commence upon final clearance from the U.S. Environmental Protection Agency (“EPA”) under our Underground Injection Control Permit as well as successful completion of commissioning activities.

Per the EPA permit conditions, we have installed four upgradient and five downgradient water monitoring wells for the initial mining block and four injection-recovery wells. Additionally, we were required to plug and abandon all unused existing open historic wells located within the permit Area of Review (AOR) boundary. This was completed and all required reports, including the Well Completion Reports, were submitted to EPA in October 2022 and we received a response for those reports in May 2023 (the “May

2023 EPA Response Letter”). The May 2023 EPA Response Letter included a few questions regarding temperature logging requirements, mechanical integrity testing for the drill holes we plugged and abandoned, and legacy Duval drill holes and their potential impact to underlying groundwater. In June 2023, we submitted our response letter to the EPA's May 2023 Response Letter and we believe it has addressed the comments in the letter. Analytical information was used to develop the permit required Alert Level Report, which establishes alert levels for each water monitor well. This report was submitted to EPA in October 2022 as supporting documentation as part of the process to receive authorization to inject. Upon completion and review of the above referenced submittals, we expect to receive authorization to inject water (“Step Rate Testing”), a condition of the permit required to complete the final tests of the injection-recovery wells. The Step Rate Testing establishes porosity of the ore-body and forms a base-line parameter. After completing Step Rate Testing, we expect to receive authorization to inject acid, which is the start of mining.

This facility is being designed to process a pregnant leach solution (“PLS”) containing boron and lithium extracted from colemanite and lithium rich minerals. Assuming the timely and successful commissioning upon approval from the EPA, production from our SSF is primarily intended to provide PLS and data that will help us to more effectively optimize detail engineering of our proposed large-scale complex and estimate capital expenditures required to build our proposed large-scale complex. It is possible that a portion of the output from our SSF may be used to support customer origination efforts for eventual offtake and qualification and may be used for commercial sales and to progress our advanced materials development. The extraction of the PLS is expected to occur through our injection-recovery wells, four of which were completed by May 2022.

Fort Cady

Our previous development plans were focused on boron and sulphate of potash (“SOP”) and developing a large-scale complex under a phased development process. During the 2022 fiscal year, we changed the focus of our business plan and have worked with our external engineering partners on an updated process design for our proposed large-scale complex at the Project. Our Updated Initial Assessment Report added further definition to our large boron resource and established the existence of a lithium mineral resource that we believe could provide us with potential lithium carbonate production. Due to the current favorable market backdrop and growing importance of critical materials, we now intend to focus primarily on further defining our boron and lithium resources, and to work towards developing a large-scale boron and lithium complex for the extraction of boric acid and lithium carbonate. A focus on boron and lithium extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food security, and production of domestic supply and our focus on high value in use materials and applications.

The SSF is expected to serve as a foundation for future design, engineering, and cost optimization for our proposed large-scale complex. We believe that the successful completion of the SSF is an important path to obtaining critical information that will help enable us to optimize the efficiency, output and economic profile of our proposed large-scale complex. As such, we expect to incorporate value engineering and cost structure optimization into the continued technical and economic analysis of the proposed large-scale complex. We have begun to progress plans for the proposed large-scale complex processing plant, including defining infrastructure and detail engineering.

During the fiscal year, our team spent significant time completing our Updated Initial Assessment Report. A dedicated internal and external team pooled their professional and technical expertise to publish a report that we believe demonstrates a world-class resource, management’s firm understanding and direction for the business, and a phased approach to scale production, which can position the company to achieve profitability, generate cash flow, and reduce risk. The Updated Initial Assessment Report includes a revised mineral resource estimate for boric acid and lithium carbonate, estimates for capital costs and operating expenses, and a bottoms-up economic analysis based on a phased approach to scaling production. The financial model for the economic analysis includes preliminary market studies and independent pricing forecasts for boric acid and lithium carbonate. As part of our updated technical report, we engaged two external EPC firms to assist management with our capital cost estimate, which we expect to use as the basis to stage a formal process to request proposals for detail design of the proposed large-scale complex.

The Updated Initial Assessment Report outlines three phases for the larger-scale facility:

•
Phase 1 targets production of 90,000 short tons of boric acid and 1,100 short tons of lithium carbonate with a targeted go-live date of the second calendar quarter of 2026.
•
Phase 2 and Phase 3 targets incremental production increases of 180,000 short tons of boric acid and 2,200 short tons of lithium carbonate in each phase with a targeted go-live date in the fourth calendar quarter of 2028 (Phase 2) and second calendar quarter of 2031 (Phase 3).
•
Full operation includes 450,000 short tons of boric acid and 5,500 short tons of lithium carbonate per annum.

The initial capital cost estimate outlined in the technical report for Phase 1 is $288 million before contingency and owner’s cost. With owner’s cost and 25% contingency, Phase 1 capital is estimated at $373 million. Once operation of the SSF commences, we will continue operating the facility to optimize costs, provide samples to future customers for qualification and offtake, and commence FEL2 and FEL3 engineering for the proposed large-scale complex. Completion of FEL2 and FEL3 engineering is expected to provide the necessary estimates to publish a final feasibility study and a construction decision for the proposed large-scale complex.

Competition

The mining industry is highly competitive. According to Global Market Insights, in 2021, there were two major competitors in the borates industry, Rio Tinto Borates (“RTB”) and Eti Maden. If we are successful in bringing the Project into production, we would be competing with those two large competitors in the borates industry, one global mining conglomerate and one state-owned enterprise, each of which we believe are generally well-funded and established. We, therefore, may be at a significant disadvantage in the course of obtaining materials, supplies, labor and equipment from time to time. Additionally, we are, and expect to continue to be, an insignificant participant in the business of mining exploration and development for the foreseeable future. The two largest competitors in the production of boric acid are RTB and Eti Maden, which is owned by the Turkish Government. According to a 2021 report from Global Market Insights, together they supplied approximately 85% of global boron production demand in 2021 which has led to a global duopoly, with Eti Maden alone having supplied approximately 60% of the world’s demand in 2021.

Additionally, the lithium industry is highly competitive, and according to a Woods Mackenzie report, as of March 2022, the market was dominated by Albemarle Corporation, Sociedad Quimica y Minera De Chile S.A., Jiangxi Gangfeng Lithium Co. Ltd., Tianqi Lithium Corp., and Livent Corporation, all of which we believe are generally well-funded and established.

When the Project is successfully developed and commercialized, the primary factors that we will be competing upon include, without limitation, the amount and quality of our material resource, the pricing of our products, and the quality of our customer support and service. Furthermore, prospective customers may consider additional factors such as the geographic location of our operations and the reputation of our business as compared to our competitors.

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

In December 2022, we signed a non-binding letter of intent with Estes Energetics to collaborate in producing boron based materials for solid rocket motors used in U.S. space and military applications.

In May 2023, we signed a non-binding letter of intent with Orbital Composites to provide boron feedstock for 3D printing of wind turbines, permanent magnets, and boron carbide for defense applications.

We continue to advance discussions with other potential customers for boron advanced materials and lithium carbonate offtake.

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

Federal legislation and implementing regulations adopted and administered by the Environmental Protection Agency, the Bureau of Land Management (“BLM”), the Fish and Wildlife Service, the Army Corps of Engineers and other agencies, including legislation such as the federal Clean Water Act (“CWA”), the Safe Drinking Water Act (“SDWA”), the Clean Air Act, as amended (“CAA”), the National Environmental Policy Act (“NEPA”), the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the Resource Conservation and Recovery Act (“RCRA”), have a direct bearing on our proposed solution mining and processing operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

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

CAA restricts the emission of air pollutants from many sources, including processing activities. Any future processing operations by us may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws, as administered by the Mojave Desert Air Quality Management District (“MDAQCD”). New equipment and facilities are required to obtain permits before work and operations can begin. Once constructed or obtained, we may need to incur additional capital costs to ensure such facilities and equipment remain in compliance with applicable rules and regulations. In addition, permitting rules do impose limitations on our estimated production levels or result in additional capital expenditures in order to comply with the rules. We have received Authorization to Construct air permits for up to 270,000 tons of borates per year. We expect that we will need to modify these permits as engineering designs are finalized.

The CWA, and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. We received a Water Board Order from the Lahontan Regional Water Quality Control Board (“LRWQCB”) in 1988 and remain in compliance with the permit conditions. The water board regulates surface activities, such as ponds, that have the potential to allow process solutions to leak into the subsurface.

The CWA regulates storm water from facilities and generally requires a storm water discharge permit. The Project is located within a closed basin; therefore, the stormwater regulations do not apply either during construction or operations. We have requested and received a Notice of Non-Applicability (“NONA”) from the LRWQCB. CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The SDWA and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in California. The program requires that a Class III UIC Solution Mining Permit be obtained before drilling an injection-recovery well. We have obtained a Class III UIC Permit to construct and operate a borate solution mine, with approval and bonding for the 13 injection-recovery and water monitoring wells. We must comply with the pre-operational conditions of the Class III UIC Permit prior to receiving full authorization for injection from the EPA. We expect that the EPA will grant authorization for additional wells as requested subject to an increase of the reclamation bonding amount. Violation of the Class III UIC Permit conditions, the SDWA and related UIC regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state analogs. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

The Federal Land Policy Management Act (the “FLPMA”) governs the way in which public lands administered by the U.S. Bureau of Land Management are managed. The General Mining Law of 1872 and the FLPMA authorize U.S. citizens to locate mining claims on federal lands open to mineral entry. Borate is a locatable mineral. Locatable mineral deposits within mining claims such as the Project may be developed, extracted and processed under a Plan of Operations approved by the BLM. The NEPA requires a review of all projects proposed to occur on public lands.

NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. The Barstow Office of the BLM issued a Record of Decision (“ROD”) for the EIS in 1994. The existing ROD does not have an expiration date, and minor modifications may be required in the future, but are not required to begin operating.

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

When operational, the Project will be required to maintain a comprehensive safety program. Employees and contractors will be required to complete initial training, as well as attend annual refresher sessions, which cover potential hazards that may be present at the facility. Workers at the facility will be entitled to compensation for any work-related injuries. The State of California may consider changes in workers’ compensation laws from time-to-time. Our costs will vary based on the number of accidents that occur at the Project and the costs of addressing such claims. We are and will be required to maintain insurance under various state workers’ compensation programs under the statutory limits for the current and proposed operations at the Project and the offices in California and Houston.

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after well-field and processing operations are completed as well as plugging and abandoning injection recovery, water monitoring and exploration drilling holes. Comprehensive environmental protection and reclamation standards must be met during the course of, and upon completion of, mining activities, and any failure to meet such standards may subject us to fines, penalties or other sanctions. Reclamation efforts will be conducted in accordance with detailed plans, which are reviewed and approved by the EPA, BLM and San Bernardino County on a regular basis. We currently have reclamation obligations and we have arranged a surety bond and pledged certificates of deposits for reclamation with the state and federal regulatory agencies. At this time, land disturbance certificate of deposits for approximately $309 thousand are in place with the County of San Bernardino and a surety bond is posted for $1.5 million held for EPA reclamation.

We may be required to obtain new permits and permit modifications, including air, construction and occupancy permits issued by the San Bernardino County, California government, to complete our development plans. To obtain, maintain and renew these and other environmental permits and perform any required monitoring activities, we may be required to conduct environmental studies and collect and present to governmental authorities data pertaining to the potential impact that the current development plan or future operations may have upon the environment.

Environmental, safety and other laws and regulations continue to evolve which may cause us to meet stricter standards and give rise to greater enforcement, result in increased fines and penalties for noncompliance, and result in a heightened degree of responsibility for us and our officers, directors and employees. Future laws, regulations, permits or legal requirements, as well as the interpretation or enforcement of existing requirements, may require substantial increases in capital or operating costs to achieve and maintain compliance or otherwise delay, limit or prohibit our development plans and future operations, or other restrictions upon, our development plans or future operations or result in the imposition of fines and penalties for failure to comply.

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

Dependence on Key Vendors, Suppliers and Global Supply Chain

Construction of an in-situ leaching mining operation and processing plant at the Project will require local resources of contractors, construction materials, energy resources, employees, and housing for employees. The Project has good access to Interstate-40 (“I-40”) which connects it to numerous sizable communities between Barstow and the greater Los Angeles area which we believe can offer access to transportation, construction materials, labor, and housing. The Project currently has limited electrical service sufficient for mine office and storage facilities on site but will require an upgrade for the proposed plant and wellfield facilities. We are currently exploring options for upgrading electrical services to the Project. An electrical transmission corridor operated by Southern Cal Edison (“SCE”) extends north-eastward through the eastern part of the Project. We currently have two water production wells in an aquifer within our permit boundary, but water is limited in the Mojave Desert. Currently no natural gas connects to the Project, but we are negotiating services with two suppliers in the region with multiple gas transmission pipeline located proximal to the Project.

While we have to date not experienced any material adverse impact with respect to our employees or third-party vendors as a result of the pandemic, the effects of COVID-19 on supply chains have adversely impacted our equipment procurement activities and could continue to do so. Material extended lead times for numerous items have caused delays on anticipated start-up time frames and the related price increases due to scarcity of supply have also affected us. These considerations are factored into our forecast but may be subject to revision depending on a change or extension of event. We continue to implement mitigation and risk management measures to reduce potential delays such as engaging multiple suppliers, vendor site visits, and procuring rental equipment to bridge potential gaps, however no assurance can be given that we will be successful in these efforts.

Employees

As of June 30, 2023, we had 43 full-time employees. We expect to significantly increase the number of employees upon full production at the Project.

We use the services of independent consultants and contractors to perform various professional services, including land acquisition, legal, environmental and tax services. In addition, we utilizes the services of independent contractors to perform construction, geological, exploration and drilling operation services and independent third-party engineering firms assist with the design, engineering, and cost optimization of the proposed large-scale complex.

Exploration

In July 2021, we purchased an additional three parcels of land adjacent to the Project, which we expect to become an exploration target to support proposed resource expansion drilling activities. An exploration target is a statement or estimate of the exploration potential of a mineral deposit in a defined geological setting where the statement or estimate, quoted as a range of tons and range of grade (or quality), relates to mineralization for which there has been insufficient exploration to estimate a mineral resource. The exploration target described relates to the southeastern area outside the existing resource boundary of the Project deposit.

Seasonality

We have no properties that are subject to material restrictions on its operations due to seasonality. However, we note that given the Project’s location in the Mojave Desert, the site may be impacted by extreme heat in the summer season. In addition, the desert terrain of the Project does not adequately absorb water and is subject to flash flooding in the instance of significant rain.

Corporate Office

Our principal executive offices are located at 9329 Mariposa Road, Suite 210, Suite 125, Hesperia, California. Our telephone number is +1 (442) 221-0225.

Properties

Fort Cady Project

The Project is located in the Mojave Desert region in eastern San Bernardino County, California, approximately 36 miles east of Barstow, near the town of Newberry Springs and two miles south of I-40. The Project lies approximately 118 miles northeast of Los Angeles, California, or approximately half-way between Los Angeles and Las Vegas, Nevada. Access to the Project is eastbound from Barstow on I-40 to the exit for Newberry Springs. From the exit of New Berry Springs, travel continues south on County Road 20796 for 2.2 miles to an unnamed dirt road bearing east for another 1.1 miles to the mine office and plant site at the Project.

The Project area operates with electricity and is well served by other infrastructure, including I-40 and the main BNSF rail line serving Los Angeles running immediately north alongside I-40. There are three main natural gas transmission lines along the I-40. The two southern transmission lines are owned and operated by SCE, while the northern transmission line is owned and operated by Kinder Morgan. The port of Los Angeles and its sister port, the port of Long Beach, are in relatively close proximity. The Project will likely attract personnel from the Barstow-Victorville area.

The Project deposit is in a prospective area for borate and lithium mineralization and is fundamental to our strategy to become a globally integrated supplier of boric acid, lithium carbonate and advanced boron derivatives. The deposit mineralization is colemanite and the Project has a similar geological setting as RTB’s Boron open-pit mine and Nirma Limited’s Searles Lake operations, situated approximately 75 miles west- northwest and 90 miles northwest of Project, respectively.

CALIFORNIA
China Lake Naval Weapons Center
Fort Irwin Military Reservation
Fort Irwin
Baker
Mojave N
California City
Edwards
Edwards Air Force Base
Barstow
Lancaster
Palmdale
FORT CADY PROJECT
Santa Clarita
Victorville
Twentynine Palms Marine Corps Base
Simi Valley
Pasadena
Glendale
Fontana
San Bernardino
Los Angeles
Pomona
Ontario
Riverside
Inglewood
Fullerton
Corona
Moreno Valley
Joshua Tree
Garden Grove
Orange
Santa Ana
Huntington Beach
Costa Mesa
Pala

Mineral Title

We own fee simple (private) lands in Sections 25 and 36, T 8 N, R 5 E, SBM. An electrical transmission corridor, operated by SCE, tracts from the northeast to the southwest through the fee lands with SCE having surface and subsurface control to a depth of 500 feet, affecting approximately 91 acres of surface lands in the two sections. While this limits surface access to the land, mineralization remains accessible as the ore body occurs at depths more than 1,000 feet.

We currently hold two unpatented lode claims and 117 unpatented placer claims with the BLM within the U.S. Department of the Interior. Both lode claims were originally filed by Duval Corporation (“Duval”) in 1978. Placer claims were filed between October 29, 2016, and February 24, 2017. A review of the BLM Mineral & Land Record System database shows claim status as filed with next assessment fees due annually on September 1. These lode and placer claims do not sit over the mineral resource.

Lastly, in Section 36, T8N, R5E, 272 acres of land in Section 36 are split estate, with the surface estate owned by us and the mineral estate is owned by the State of California. These lands are available to us through a mineral lease from the California State Lands Commission. We own the remaining lands, with the minerals underlying the transmission line available subsurface.

Overview of Mining Locations

Elementis Unpatented
F.C.C.C. Patented - Surface & Minerals
F.C.C.C. - Mineral Claim with U.S. BLM
F.C.C.C. - Surface State of California - Minerals
Elementis Unpatented - Not Leased
Southern California Edison (SCE) Patented - Surface & Minerals
Elementis Patented - Not Leased
MRE Resource Boundary
F.C.M.C. Operating Permit
SCE 730' transmission corridor
SCE 300' corridor margins
APBL 2017 Drill Holes
Historic Drill Holes
0 1,000 2,000 Meters
0 0.5 1 Miles
SCALE 1:24000
PROJECTION NAD83 UTM z11N
DATE: July, 2021
FORT CADY PROJECT
Land Title Ownership

Fort Cady History

Discovery of the Project borate deposit occurred in 1964 when Congdon and Carey Minerals Exploration Company found several zones of colemanite, a calcium borate mineral, between the depths of 1,330 feet to 1,570 feet below ground surface in Section 26. In September 1977, Duval initiated land acquisition and exploration activities near Hector, California. By March 1981, Duval had completed 34 exploration holes, plus one 1 potential water well. After evaluation of the exploration holes, Duval considered several mining methods. Subsequent studies and tests performed by Duval indicated that in-situ mining technology was feasible. Duval commenced limited testing and pilot-scale solution mining operations in June 1981.

Mountain States Mineral Enterprises, Inc. (“MSME”) purchased the project from Duval in 1985 and, in 1986, conducted an additional series of tests. MSME eventually sold the project to Fort Cady Mineral Corporation (“FCMC”) in 1989. A Plan of Operations (“PoO”) was submitted in 1990, which triggered the permitting review process under the NEPA and California Environmental Quality Act (“CEQA”). At the time, the Project was located on both public and private lands. The public lands are managed by the BLM under NEPA and the private lands are administered by San Bernardino County Land Use Planning (“SBC - LUP”) under CEQA. Based upon the activities described in the PoO, under the NEPA regulations, the BLM determined that an Environmental Impact Statement (“EIS”) was required while CEQA and SBC - LUP determined that an Environmental Impact Report (“EIR”) was required. Under a Memorandum of Understanding (“MOU”), the two agencies completed a joint EIS and EIR. The EIS and EIR process followed clearly defined requirements for public participation in studies, such as threatened and endangered species, cultural resources, light, noise, and impacts to local communities. The studies were completed, as was the public participation process, which resulted in a 1994 ROD from the BLM and approval from San Bernardino County, the California lead agency.

Duval commenced limited-scale solution mining tests in June 1981. Between 1981 and 2001, subsequent owners drilled an additional 17 wells, which were used for a series of injection testing and pilot-scale operations. In July 1986, tests were conducted by MSME, where dilute hydrochloric acid solution was injected into the ore body. The acid dissolved the colemanite and was then withdrawn from the same well.

The first phase of pilot plant operations was conducted between 1987 and 1988. Approximately 550 short tons of boric acid were produced. The test results were positive; thus, the Project was viewed as commercially viable. In preparation for the permitting process, feasibility studies, detailed engineering and test works were completed with FCMC receiving the required permits for a commercial-scale operation. Final approval for commercial-scale solution mining and processing was attained in 1994.

A second phase of pilot plant operations occurred between 1996 and 2001, during which approximately 2,200 tons of a synthetic colemanite product, marketed as CadyCal 100, were produced. Commercial-scale operations were not commissioned due to low product prices and other priorities of the controlling entity. For many years, boron was used in traditional applications such as cleaning supplies and ceramics, which never formulated in a strong pull-side demand investment thesis where pricing justified further development of the Project. However, a group of Australian investors, through extensive due diligence identified green shoots that the boron market dynamics were fundamentally beginning to change.

In 2017, a group of Australian investors identified the Project and formed the investment thesis that the boron market had similar dynamics to the lithium market a decade earlier. Like the lithium market ten years prior, the market was dominated by a few companies with a compelling pull-side demand growth story fueled by future-facing applications targeting decarbonization and critical materials. Prior to lithium-ion batteries and electric vehicles, lithium was used in traditional everyday applications like boron’s use in recent years. As a result of the investment thesis that boron is the next lithium, the group of Australian investors formed ABR and issued shares to Atlas Precious Metals in exchange for Fort Cady (California) Corporation, the entity holding the mineral and property rights of the Project. In 2017, AMR underwent an initial public offering on the ASX and progressed exploration and development of the Project. In September 2021, ABR created a subsidiary, 5E Advanced Materials, Inc., and through a scheme of arrangement, which is a script-for-script court order process of law, reorganized the Company which placed the Company at the top of the corporate structure. Upon 5E Advanced Materials, Inc. becoming the parent company of the organization, in March 2022, we direct listed on the NASDAQ and became an SEC issuer.

Access and Infrastructure

We continue to develop operating infrastructure for the Project in support of extraction and processing activities. A manned gate is located on the Project access road and provides required site-specific safety briefings and monitors personnel entry and exit to the site. Personnel is predominantly sourced from the surrounding area including Barstow, CA and Victorville, CA.

The BNSF Railroad main line from Las Vegas, NV to Los Angeles, CA runs subparallel to I-40. A rail loadout is located approximately 1.2 mi north of the National Trails Highway on a road that bears north and located 0.4 mi west of CR20796. San Bernardino County operates six general aviation airports with the closest airport to the Project being the Barstow-Daggett Airport located approximately 23 miles west of the Project on the National Trails Highway. Commercial flight service is available through five airports in the greater Los Angeles area and in Las Vegas, NV. A dedicated cargo service airport is located approximately 65 miles southwest of the Project.

Construction of the SSF was performed by contractors in the Los Angeles, CA metro area with additional local resources supporting contracting, construction materials, energy sources, employees, and housing. The Project has good access to I-40 which connects it to numerous sizable communities between Barstow, CA and the greater Los Angeles area offering excellent access to transportation, construction materials, labor, and housing. The Project currently has limited electrical service that is sufficient for mine office and storage facilities on site but will require upgrade for plant and wellfield facilities. The SSF will operate on liquid natural gas and we are currently exploring options for upgrading electrical services to the Project. An electrical transmission corridor operated by SCE extends northeastward through the eastern part of the Project. The Project has two water wells located nearby to support in-situ leaching operations. Currently no natural gas connects to the Project, but we are negotiating services with two suppliers in the region with three natural gas transmission pipelines running along I-40 near the Project.

The plant site currently has a 1,600 square foot mine office building, a control room, storage buildings, an analytical laboratory, an approximately 20-acre production facility called the Small-Scale Facility, four production wells, and an intended gypsum storage area occupying 17 acres. Gypsum is a byproduct of past pilot plant production and is intended to be a future byproduct that can be sold to the regional market.

Project Permits

We currently have the following Project permits in place:

1.
The MDAQCD has issued Authorization to Construct (“ATC”) permits for up to 270,000 tons per year boric acid and 80,000 tons per year sulphate of potash. Prior to commencement of operations for any permitted piece of equipment, the ATC will be replaced with an Operating Permit (“OP”). The permits have been renewed annually. Any modifications to or replacement of process equipment may require a modification to the existing permit. All modifications must meet National Ambient Air Quality Standards and MDAQCD requirements. There is no reclamation or closure requirement under MDAQCD.
2.
The LRWQC issued the current Order Permit in 1988. The Permit includes all existing surface impoundments. We remain compliant with the permit by complying with the monitoring requirements and submitting quarterly reports. A Final Permanent Closure Plan has been submitted to LRWQCB for closure of the existing impoundments. There is a reclamation and closure requirement by LRWQCB. The bond amount to close the ponds is included in San Bernardino County Land Use Planning Financial Assurance Cost Estimate. This is currently a cash bond.

3.
The LRWQCB also issued a NONA, verifying that the Project does not require a stormwater permit for either construction or operations. The NONA was issued as the Project is in a closed basin with no stormwater discharge. There is no reclamation or bonding requirement associated with the NONA.
4.
SBC - LUP issued the Mining and Reclamation Permit in 1994, based upon the 1990 PoO and subsequent EIR. The PoO was amended, and the permit was modified in 2019 to address changes such as relocation of the process plant, elimination of a highway rail crossing and additional rights to water. The Project is not located within a water district with adjudicated water rights. Therefore, water rights are granted by SBC - LUP through the Mining and Reclamation Permit. The Mining and Reclamation Permit includes Condition of Approval requirements for engineering and planning, as well as requirements to eliminate impacts to desert tortoises. We will be modifying the PoO to 270,000 tons per year of boric acid, which will require a modification to the Mining and Reclamation Plan. The Company has submitted and maintains a cash bond with the California State Mining and Reclamation Agency, as administered by SBC – LUP. The financial assurance cost estimate (“FACE”) is updated annually. The FACE includes demolition of all existing structures, regrading, and revegetation of all disturbance on private lands. This bond also includes plugging and abandonment of all wells located outside the EPA UIC purview.
5.
The BLM issued a ROD in 1994, establishing the EIS boundary. The ROD authorizes mining of borates at a rate of 90,000 tons per year. The ROD also has requirements for company activities to eliminate adverse impacts to desert tortoises and cultural resources. We have submitted and maintains a cash bond with the BLM for grading and reclamation of disturbance on public lands.
6.
The EPA retains primacy for Class 3 solution mining UIC permits in the State of California. EPA issued the UIC permit for the Project in August 2020. The permit defines the AOR boundary. All subsurface solution mining activities, including monitoring wells and injection wells, are located within the AOR boundary.

Per the EPA permit conditions, we have installed four upgradient and five downgradient water monitor wells for the initial mining block and four injection-recovery wells. Additionally, we were required to plug and abandon all existing open historic wells located within the permit Area of Review (AOR) boundary. This was completed and all required reports, including the Well Completion Reports, were submitted to EPA in October 2022 and we received a response for those reports in May 2023. The May 2023 EPA response letter included a few questions regarding temperature logging requirements, mechanical integrity testing for the drill holes we plugged and abandoned, and legacy Duval drill holes and their potential impact to underlying groundwater. In June 2023, we submitted our response letter to the EPA’s May 2023 letter and we believe it has addressed the comments in the May 2023 letter. Analytical information was used to develop the permit required Alert Level Report, which establishes alert levels for each water monitor well. This report was submitted to EPA in October 2022 as supporting documentation as part of the process to receive authorization to inject. Upon completion and review of the above referenced submittals, we expect to receive authorization to inject water (“Step Rate Testing”), a condition of the permit required to complete the final tests of the injection-recovery wells. The Step Rate Testing establishes porosity of the ore-body and forms a base-line parameter. After completing Step Rate Testing, we expect to receive authorization to inject acid, which is the start of mining.

SSF Update

Upon final clearance from the EPA, the Small-Scale Facility will be ready to commence production of boric acid. During the fiscal year 2023, we spent significant time and resources constructing the facility. Historical data suggests the well-field will take a couple weeks to condition before producing boric acid and gypsum. We have engaged a third-party to build a lithium skid unit that will be attached to the facility which will implement a direct lithium extraction technology to produce a lithium chloride and ultimately pilot production of lithium carbonate.

Updated Initial Assessment Report

During the fiscal year, we spent significant time updating our initial assessment Technical Report Summary, prepared in accordance with Regulation S-K 1300. A dedicated internal and external team pooled their professional and technical expertise to publish a report that we believe highlights a world-class resource, management’s firm understanding and direction for the business, and a phased approach to scale production, which can position the company to achieve profitability, generate cash flow, and reduce risk. The Updated Initial Assessment Report includes a revised mineral resource estimate for boric acid and lithium carbonate, estimates for capital costs and operating expenses, and a bottoms-up economic analysis based on a phased approach to scaling production. The financial model for the economic analysis includes preliminary market studies and independent pricing forecasts for boric acid and lithium carbonate. As part of the updated technical report, the Company engaged two external EPC firms to assist management with the capital cost estimate, which we expect to use as the basis to stage a formal process to request proposals for detail design of the proposed large-scale complex.

The updated Technical Report Summary outlines three phases for the larger-scale facility:

•
Phase 1 targets production of 90,000 short tons of boric acid and 1,100 short tons of lithium carbonate with a targeted go-live date of the second calendar quarter of 2026;
•
Phase 2 and Phase 3 targets incremental production increases of 180,000 short tons of boric acid and 2,200 short tons of lithium carbonate in each phase with a targeted go-live date in the fourth calendar quarter of 2028 (Phase 2) and second calendar quarter of 2031 (Phase 3).
•
Full operation includes targeting production of 450,000 short tons of boric acid and 5,500 short tons of lithium carbonate per annum.

Plan of Operations

Upon successful development of the Project, we expect to mine and process colemanite and lithium rich minerals to produce boric acid, lithium carbonate, and gypsum. The boric acid produced is planned to be further produced into second, third and fourth boron derivatives. Initially, we expect to derive revenue principally from the sale of boric acid, lithium carbonate, and gypsum. As our advanced materials strategy develops, we intend to produce revenue from boron specialty and advanced materials further enabling decarbonization and defense applications.

The Project deposit is planned to be mined via in-situ leaching solution mining to recover borate and lithium from the mineralized horizons, which is a technique that has been utilized for several decades in the production of uranium, salt, bromine, potash and soda ash. The use of in-situ technology for boron extraction was developed on the Project property in the 1980s. In-situ solution mining depends on void spaces and porosity, permeability, ore zone thickness, transmissivity, storage coefficient, piezometric surface, and hydraulic gradient as well as reaction and extraction method efficiencies. There are various ways of developing the wellfield for in-situ leaching, including a “push-pull” mechanism where wells function as both injection and recovery wells; line drive; and multiple spot patterns. In addition to the vertical wells, horizontal drilling for well development is also being evaluated as a potential option for the Project. The mine wellfield development and the pattern will ultimately depend on the hydrogeologic model and the cost benefit analysis of various patterns and options as well as inputs on optimization efforts expected to be obtained from the SSF once it is operating successfully.

The recovery of boron from the colemanite mineral at the Project will be performed by injecting a weak hydrochloric acid (“HCl”) solution (containing <5% HCl in substantially recycled water solution with regenerated HCl) through wells drilled into the colemanite ore body. The injected acid remains in the formation for a limited period of time to allow reaction with the alkaline ore body and leach the colemanite ore. Boric acid, lithium carbonate, and calcium chloride are expected to be withdrawn from the wells as products of the chemical reaction.

The extracted solution will be pumped to the proposed processing facility where boric acid will be crystallized from the solution or where alternate processing of the solution is expected to be performed to produce boric acid. Lithium and gypsum are expected to be recovered from the remaining solution with the final solution being substantially recycled back into the boron solution mine. The crystallized boric acid will be dried, sized, and bagged as final product. Other boron products are expected to be prepared for market, as required, by end-use customers. Lithium is expected to be produced via conversion to lithium carbonate and precipitation, while by-product gypsum will either be dried and sold or stored in the gypsum storage facility for later sale. Within the proposed processing facility, some HCl is expected to be regenerated from the gypsum precipitation process as a result of the sulfuric acid acidification of the process recycle stream. The weak HCl solution will be combined with recycled water to produce the make-up solution for reinjection into the formation. The process is expected to operate a zero liquid discharge evaporator and produce no liquid waste.

Mineral Resource Estimate

In December of 2018, Mr. Louis Fourie of Terra Modeling Services (“TMS”) completed an updated JORC resource report for the Project. That report identified a Measured plus Indicated mineral resource estimate of 52.7 million tonnes (Mt) containing an average grade of 6.02% B2O3 and 367 ppm of Li. This was followed in 2021 by an Initial Assessment Report prepared in accordance with Regulation S-K 1300 which utilized and verified the previous reporting, as there were no significant exploration activities undertaken on the Project between 2018 and 2021, although changes in the Mineral holdings did occur, and the mineral Resource was subsequently updated. Since 2021, there have been 13 additional wells drilled as part of a monitoring well and testing program. One well, IR2-01-01, was cored and assayed at the Saskatchewan Research Council (“SRC”), following the same methodologies as before. The data from this drill hole was quality assessed, and subsequently added to this Resource update, which has also been modified with changes in the mineral holdings as described in Section 3, as well as cut-off grade as described below. In May 2023, we updated and released our Updated Initial Assessment Report with our mineral resources pursuant to the requirements of Regulation S-K 1300 (refer to Exhibit 96.1). The report was prepared by Qualified Persons including Company management and third-party independent companies TMS and Confluence Water Resources, LLC. All QP’s have necessary experience per Regulation S-K 1300 and material assumptions and information pertaining to the disclosure of our mineral resources, including material assumptions relating to all modifying factors, price estimates, and scientific and technical information, as described in the Updated Initial Assessment Report, remain current as of June 30, 2023.

Mineral Resources

17 CFR § 229.1300 defines a “mineral resource” as a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, considering relevant factors such as cut-off grade, likely mining dimensions, location, or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

A “measured mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

An “indicated mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

An “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource considered when assessing the economic viability of a mining project must be presented along with economic viability excluding inferred resources and may not be converted to a mineral reserve.

Resource Assumptions

Key assumptions used in the economic assessment include in-situ leading mining operation delivering 7% boric acid in solution (head grade) to an above ground processing plant; cash operating costs of $686 per ton of boric acid produced; 92% conversion of boric acid in solution to saleable boric acid powder (recovery rate); 81.9% recovery of in-situ boron (extraction ratio), based upon a Hazen Research analytical report and a sales price of boric acid based on a forward-looking model from regression of historical pricing. A detailed financial model using a discount rate of 8% delivered a positive net present value to support the cut-off grade and more broadly the resulting mineral resource estimation.

Resource Methodology

The database used for resource estimate includes 34 holes completed by Duval, three holes completed by FCMC, and 15 holes we completed for a cumulative total of 52 drill holes and a cumulative sampled length of 82,994 feet. The database has been updated with the data from hole IR2-01-01 and is current. Drilling coordinates in the database are in UTM NAD 83-11, and depths and elevations are reported in meters. Borate is listed as weight percent (%) B2O3 and Li as ppm. The drilling database contains 5,920 analytical values for B2O3 and 5,082 analytical values for Li.

Core recovery for the 2017 drilling program ranged from 93% to 100% with an overall average of 97.60%. Core recovery records for earlier drilling conducted by Duval and FCMC are not available, but based on missing intervals in the drilling database, core recovery likely exceeded 90% in the core drilling. The QP, Mr. Louie Fourie, completed a thorough review and verification of the drilling database and found that reasonable care was taken to collect and dispatch samples for analysis and the database is of sufficient quality to support a mineral resource estimate.

TMS developed a gridded geologic model of the Project using Vulcan™ software. The mineralization does not correlate to lithological markers as the entire sequence is predominantly lacustrine mudstone. However, detailed examination of the analytical results reveals distinct mineralized horizons. The deposit was delineated based on these patterns of mineralization into four mineralized horizons, two non-mineralized or weakly mineralized interbeds and two non-mineralized horizons bounding the deposit. The grid model was constructed across the deposit area, with a grid cell size of 25 meters x 25 meters. Grids represent the bounding elevation surfaces of key horizons, thicknesses, and analytical grades. Mineral horizon grids were interpolated using an Inverse Distance Squared (“ID2”) algorithm. Mineralization is spatially defined by a resource boundary using 150 meters from the last intersection of mineralization in a drill hole. Grids are masked to the outside of the resource boundary.

Using composites for each mineralized horizon, variograph was successful for B2O3 grades for the Major Mineralized Horizon ("MMH"), Intermediate Mineralized Horizon (“IMH”), and the Lower Mineralized Horizon (“LMH”). Variogram modeling was unsuccessful for the Upper Mineralized Horizon and with Li in all horizons. Grids representing B2O3 grades for the MMH, IMH, and LMH were constructed using Ordinary Kriging using the constructed variograms. ID2 interpolation was used with all remaining grade grids using the same spatial limits established with the horizon grids.

Cut-off Grade

A 5.0% B2O3 cut-off grade was previously established by Duval and was carried forth by TMS in their JORC resource reporting, as well as for the previous initial assessment. In the previous initial assessment, the QP indicated that the then-cut-off grade is conservative and that effective recovery along with detailed economic analysis will be needed for reserve estimation.

An in-depth assessment of cut-off grade was undertaken in the Updated Initial Assessment Report, incorporating the result of leaching tests, mining and processing costs, and commodity pricing. Elevated boric acid pricing has allowed for a re-evaluation of grade cutoff and the ability to address lower grade areas in the ore body. This assessment is based on assumptions in the financial model detailed in Section 19 on the Updated Initial Assessment Report (see Exhibit 96.1). Sales pricing has risen over the past several years and months and is currently tracking in the upper $1,400’s for boric acid. For this evaluation, current boric acid pricing was used along with price forecasting based on work by an independent third-party. A similar methodology was applied for lithium carbonate prices and forecasts. The result of this exercise is a 2.0% financially viable driven grade cutoff, where the costs are near the current spot sales price for boric acid. The geologic model used the 2% B2O3 cutoff which has a Boric Acid equivalent cutoff of 3.55% H3BO3.

Fort Cady Mineral Resource Estimate as of April 1, 2023

Results of the mineral resource estimation are shown in the table below. The resource estimate contains a combined 74.31 million short tons of Measured plus Indicated resources with an average grade of 4.15% B2O3 and 356 ppm Li, using a 2% cut-off grade for B2O3. The mineral resource estimate also identifies 96.90 million short tons of Inferred resources under mineral control by the Company with an average grade of 4.75% B2O3 and 321 ppm Li. It is noted that these numbers are substantially different to previous reports, which is ascribed to the change in cut-off grade as detailed in the Updated Initial Assessment. Regulation S-K 1300 requires a current economic assessment to be completed which provides a reasonable basis for establishing the prospects of economic extraction of the mineral resource estimation.

Measured Resource	Horizon(1)	Tonnage (MST)	B2O3 (wt%)	H3BO3 (wt%)	Lithium (ppm)	B2O3 (MST)	H3BO3 (MST)	LCE (MST)
	UMH	1.37	4.58	8.14	308	0.06	0.11	0.002
5E Land Patented,	MMH	12.26	6.26	11.12	409	0.77	1.36	0.027
surface & minerals	IMH	8.86	5.25	9.33	386	0.47	0.83	0.018
	LMH	8.46	2.30	4.09	261	0.19	0.35	0.012
Total Measured Resource		30.95	4.81	8.55	357	1.49	2.65	0.059

Indicated Resource	Horizon(1)	Tonnage (MST)	B2O3 (wt%)	H3BO3 (wt%)	Lithium (ppm)	B2O3 (MST)	H3BO3 (MST)	LCE (MST)
	UMH	1.72	3.95	7.02	314	0.07	0.12	0.003
5E Land Patented,	MMH	20.21	5.50	9.77	368	1.11	1.97	0.040
surface & minerals	IMH	13.48	3.02	5.36	371	0.41	0.72	0.027
	LMH	7.94	2.36	4.19	302	0.19	0.33	0.013
Total Indicated Resource		43.35	4.09	7.27	355	1.77	3.15	0.082
Total Measured + Indicated Resource		74.31	4.15	7.37	356	3.26	5.80	0.141

Inferred Resource	Horizon(1)	Tonnage (MST)	B2O3 (wt%)	H3BO3 (wt%)	Lithium (ppm)	B2O3 (MST)	H3BO3 (MST)	LCE (MST)
	UMH	4.98	3.21	5.70	303	0.16	0.28	0.008
5E Land Patented,	MMH	37.60	6.08	10.80	295	2.29	4.06	0.059
surface & minerals	IMH	13.88	2.59	4.60	346	0.36	0.64	0.026
	LMH	7.07	2.13	3.79	267	0.15	0.27	0.010
5E surface,	UMH	4.86	3.75	6.66	311	0.18	0.32	0.008
State of California	MMH	16.93	6.73	11.95	366	1.14	2.02	0.033
minerals	IMH	9.24	2.43	4.32	365	0.22	0.40	0.018
5E Land Patented,	UMH	0.42	4.02	7.14	287	0.02	0.03	0.001
surface &	MMH	1.18	5.38	9.56	339	0.06	0.11	0.002
minerals, SE	IMH	0.74	2.45	4.35	331	0.02	0.03	0.001
Total Inferred Resource		96.90	4.75	8.43	321	4.60	8.17	0.166

* Using a 2% B2O3 cut-off grade, and no Lithium cut-off grade
(1) “UMH” is Upper Mineralized Horizon “MMH” is Major Mineralized Horizon “IMH” is Lower Mineralized Horizon

The Updated Initial Assessment Report was prepared based primarily on information available at the time of preparation, is subject to assumptions, conditions and is qualified by various limitations. The foregoing summary description of the Updated Initial Assessment Report is qualified by the full Updated Initial Assessment Report, which is included as an exhibit.

Internal controls disclosure

The Updated Initial Assessment Report indicates that the quality assurance and quality control (“QA/QC”) procedures for the Duval and FCMC drill holes are unknown though the work products compiled during these historic drilling campaigns, suggests they were carried out by competent geologists following procedures considered standard practice at those times. Discussions held with the exploration geologist for Duval at the time of drilling and sampling, indicate that Duval had internal QA/QC procedures in place to ensure that assay results were accurate. Geochemical analyses were carried out using X-Ray Fluorescence Spectrometry (“XRF”). XRF results were reportedly checked against logging and assay data.

For the database of drill holes, entire core hole sequences were sampled and dispatched by commercial carrier to the SRC for geochemical analysis. As part of the QA/QC procedures, internationally recognized standards, blanks and duplicates were inserted into the sample batches prior to submitting to SRC. SRC has been accredited by the Standards Council of Canada and conforms with the requirements of ISO/IEC 17025.2005. Upon receipt of samples, SRC completed an inventory of samples received, completing chain of custody documentation, and providing a ledger system tracking samples received and steps in process for sample preparation and analysis. Core samples were dried in their original sample bags, then jaw crushed. A subsample was split out using a sample riffler. The subsample was then pulverized with a jaw and ring grinding mill. The grinding mill was cleaned between each sample using steel wool and compressed air or by silica sand. The resulting pulp sample was then transferred to a barcode labeled plastic vial for analysis. All samples underwent a multi-element Inductively Coupled Plasma Optical Emission Spectroscopy (“ICP-OES”), using a multi-acid digestion for a range of elements. Boron was also analyzed by ICP-OES but underwent a separate digestion where an aliquot of the sample was fused in a mixture of NaO2/NaCO3 in a muffle oven, then dissolved in deionized water, prior to analysis. Major oxides were reported in weight percent. Minor, trace, and rare earth elements were reported in ppm. The detection limit for boron was 2 ppm and 1 ppm for lithium.

For the database of drill holes, a total of 2,118 core samples and 415 control samples were submitted for multi-element analysis to SRC. We submitted control samples, in the form of certified standards, blanks and coarse duplicates (bags with sample identification supplied for SRC to make duplicate samples). In addition to these control samples, SRC also submitted their own internal control samples in the form of standards and pulp duplicates. Certified standards, prepared by the National Institute of Standards and Technology, were submitted as part of our QA/QC procedures. No two standards in any single batch submission were more than two standard deviations from the analyzed mean, implying an acceptable level of precision of SRC instrumentation. SRC assayed two different standards, for its own QA/QC protocol and the QP found that the analytical precision for analysis of both standards was reasonable, with no two standards in any single batch submission being more than two standard deviations from the analyzed mean.

Blank samples inserted consisting of non-mineralized marble. One hundred and thirty-five blank samples were submitted, all of which had assay results of less than 73 ppm boron. The level of boron detected in the blanks was likely sourced from pharmaceutical (borosilicate) glass used during sample digestion. These boron concentrations are considered immaterial in relation to the boron levels detected in the colemanite mineralization and do not appear to represent carryover contamination from sample preparation. Lithium levels in the blank samples were also at acceptable levels with the majority of assays less than 15 ppm lithium. The four highest lithium levels in the blanks immediately followed samples that contained relatively high lithium concentrations. Overall, the concentration of the primary elements of interest (boron and lithium) in the blank samples were at levels considered to be acceptable, implying a reasonable performance for sample preparation.

A total of 136 duplicate samples were submitted to the SRC. SRC composed coarse duplicate samples using a Boyd rotary splitter. There was a good correlation between original and duplicate samples with a reasonable level of precision maintained in the results.

In the Updated Initial Assessment Report, the QP’s made the following recommendations:

•
Geochemistry: Completion of a long-term leach test with associated thin section mineralogy evaluation which will provide characterization, determine chemical variability, and aid in process feed chemistry.
•
Geophysics: Additional geophysics (seismic, resistivity, gamma) and interpretation to determine 2D and 3D faults to assess risk and complexity of the deposit.
•
Exploration and in-fill drilling: Drill six to ten holes in Section 25 and 26 to expand inferred resource and reclassify existing inferred resource to measured and indicated.
•
Water expansion: Drill additional wells to further establish storativity east of Fault B and west of the Pisgah fault.

We expect to address these recommendations, as needed, as commissioning and operation of the SSF and the proposed large-scale complex progresses.

Salt Wells Projects

In addition to the Project, we have an Earn-in Agreement with Great Basin Resources Inc. (“Great Basin”) which allows us to acquire a 100% interest in the Salt Wells Projects in the State of Nevada if we incur project related expenditures described below. The Salt Wells Projects cover an area of 14 square miles and are considered prospective for borates and lithium in the sediments and lithium in the brines within the project area. The Salt Wells Projects are located in Churchill County, Nevada, 15.5 miles southeast on Route 50 from the town of Fallon, Nevada. The Salt Wells Projects are within close proximity to the Interstate 80 corridor, which provides ample access to infrastructure including rail and ports. The town of Fallon has a population of over 9,000 according to the

2020 United State Census Bureau as well as a municipal airport. The Salt Wells North project consists of 171 mineral claims and the Salt Wells South project consists of 105 mineral claims, with each claim being 20 acres.

Surface salt samples collected by us from the Salt Wells North project area were assayed in April 2018 and showed elevated levels of both lithium and boron with several results of over 500 ppm lithium and over 1% boric acid equivalent. With our focus on the Project in California, we assigned our Earn-in Agreement with Great Basin to Osmond Resources Limited (“Osmond”), an ASX listed exploration company. The new agreement with Osmond provides optionality for 5E to retain an interest in the Salt Wells Project while deferring additional spending requirements to Osmond in the near term. This new agreement aligns with our strategy and overall goal of bringing our Project in southern California online and becoming the first new producer of borate and lithium in the U.S. To date, the Company has spent approximately USD $544,000 on exploration activities. Upon assigning the Earn-in Agreement to Osmond, we will defer all the additional exploration spending requirements to Osmond in exchange for retaining 20% of the mineral interest upon completion of exploration activities. Once the mineral title is transferred to us and Osmond, we may elect to form an unincorporated joint venture with Osmond to carry out joint activities at the Salt Wells Project, whereby future funding would be contributed on a pro-rate basis. Additionally, we obtained a right of first refusal to act as the exclusive sales and marketing agent for the sale of all borates produced from the Salt Wells Project. In addition, the Earn-in Agreement with Great Basin Resources Inc. provides for a 3% revenue royalty if concentrates or ore of minerals are sold in the future.

Available Information

We make available free of charge on our website, www.5eadvancedmaterials.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. These documents are also available on the SEC’s website at www.sec.gov. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC.

Item 1A. Risk Factors

The risks included here are not exhaustive. Other sections of this Annual Report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Risks Relating to Our Business

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, if at all, to be able to continue as a going concern and advance our Project.

There is substantial doubt regarding our ability to continue as a going concern. Our existence in our current form is dependent upon our ability to obtain additional capital. As of June 30, 2023, we had cash and cash equivalents of approximately $20.3 million which we believe will not be sufficient to fund our operating expenses and capital requirements for one year after the date that the financial statements are issued. Raising funds in the current economic environment is challenging and financing may not be available in sufficient amounts or on acceptable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or debt securities may dilute the ownership of existing shareholders. If we are not able to procure additional financing and our cash balance falls below $10 million, an event of default under the Convertible Note agreement would occur if not cured after 30 days (See Risks Related to the Convertible Notes below in this Item 1A).

We have incurred significant net operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We had an accumulated deficit of $138.0 million as of June 30, 2023, and we expect to incur significant discovery and development expenses in the foreseeable future related to the completion of exploration, development and commercialization of the Project. As a result, we expect we will continue to sustain substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations could be materially and adversely affected, and we may need to modify our operational plans. In addition, if we were unable to raise sufficient capital in the future, it may be determined that we would be unable to continue as a going concern, which could have a further material adverse impact on our business and financial condition.

Our future performance is difficult to evaluate because we have no or only a limited operating history in the minerals industry and no revenue from our proposed extraction operations at our properties, which may negatively impact our ability to achieve our business objectives.

Although the Project deposit was identified over 50 years ago and significant work has been undertaken to refine the resource estimate and development plan since that time, including by our immediate predecessor, ABR, which undertook significant development activities to develop the resource estimate and mine plan for the Project, we have not realized any revenues to date from the sale of mineral products. To date, our operating cash flow needs have been financed primarily through equity financing and not through cash flows derived from our operations.

We do not currently produce any material, nor do we currently sell any materials that may be derived from our properties. As a result, our revenues are expected to be determined, to a large degree, by the success of our construction and operation of the SSF, development of our proposed large-scale complex at the Project, subsequent operating activities as well as ongoing commercial and marketing efforts to establish offtake contracts for material products. Our revenues will also be substantially impacted by the prevailing prices for boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum, to the extent that these products can be successfully extracted. At the present time, a recovery process for lithium has not been field tested and will likely not be addressed until recovery of boric acid is operational. Furthermore, preliminary work regarding the recovery of SOP has been completed, but a determination has not been made as to whether or when SOP production will be included in the planned operations at the Project. For the products that we aim to successfully produce in the future, market prices are dictated by supply and demand, and we cannot predict or control the price we will receive for boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum. Although management has identified currently favorable market conditions concerning the supply and demand of boric acid, boron advanced materials and lithium carbonate, future market conditions may be significantly less favorable as a result of numerous factors, including many that are beyond the scope of our control.

We were incorporated in September 2021, and we have only recently begun to implement our current business strategy. As a result, we have little or no historical financial and operating information available to help you evaluate our future financial and operating performance. Therefore, it is possible that actual costs may increase significantly, and we may not be able to achieve our expected results. The Project may ultimately be less profitable than currently anticipated or may not be profitable at all, which could have a material adverse effect on our results of operations and financial position.

If we do not obtain additional financing and maintain sufficient funds to continue our ongoing development and proposed operations, our proposed business may be at risk or the execution of our business plan may be delayed.

We have limited assets upon which to develop and commence our business operations and to rely otherwise. As of June 30, 2023 and June 30, 2022, we had cash and cash equivalents of $20.3 million and $31.1 million, respectively. We have had recurring net losses from operations and an accumulated deficit of $138.0 million as of June 30, 2023 and $107.4 million as at June 30, 2022. Given our net losses and with only these funds, we will need to seek significant additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to fund our business plan and to complete our mining exploration initiative. Our business plan, which includes the development of the Project, has required and will continue to require substantial capital expenditures. We will require financing to fund our planned pre-production activities and are required to raise additional capital in respect of continuing our proposed mining exploration program, pre-production activities, including the SSF, legal, operational set-up, general and administrative, marketing, employee salaries and other related expenses.

The full scope of our current business plan for the next 12 months includes, among other things: achieving mechanical completion and commissioning of the SSF, potential additional drilling of wells to support operation of the SSF, operation of the SSF for several months and hiring additional personnel to support our development of the Project. While we believe that we will obtain additional financing and, together with cash on hand, will be able to fund the full scope of our current business plan for the next 12 months. However, this estimate is based on assumptions that may prove to be wrong. For example, changing circumstances could make it difficult to raise additional capital, cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of unanticipated issues or circumstances beyond our control. In addition, we have incurred net losses and negative operating cash flows in each quarter since our inception and expect to incur significant losses in future periods as we continue to increase our expenses to pursue the development of our business.

Additional development work will be required beyond the scope our current 12-month business plan in order to optimize, design and engineer operational processes at our proposed large-scale complex at the Project, which we expect will assist in our technical and economic analysis of the Project. Such additional development work may include additional drilling and detailed engineering work, continued operation of the SSF to get additional input, and the preparation of a feasibility study (if any), among others. We expect to source the capital needed for such additional development work from additional capital raises.

If we are unable to raise adequate funds, we may have to delay, reduce the scope of or eliminate some or all of our business plan expenditures, and the failure to procure such required financing could have a material and adverse effect on our business, liquidity, financial condition and results of operations as well as our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of the going concern explanatory paragraph by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our business, share price, and our ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

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

Any such required financing may not be available in amounts or on terms acceptable to us or at all, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern. In addition, if we are unsuccessful in raising the required funds, we may need to modify our operational plans to continue as a going concern, and we may have to delay, reduce the scope of or eliminate some or all of our planned development activities or proposed exploration programs at the Project and elsewhere. In the event additional capital resources are unavailable, we may also be forced to sell some or all of our properties in an untimely fashion or on less than favorable terms. Any of these factors could harm our operating results.

Until successful commercial production is achieved from the Project, allowing for the generation of sufficient revenue to fund our continuing operations, we will continue to incur operating and investing net cash outflows associated with, among other things, developing the Project, maintaining our properties and undertaking ongoing exploration and optimization activities. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We require additional capital to fund our ongoing operations, define mineralization, conduct further technical and economic studies (which may include a bankable feasibility study) and bring the Project into production, which will require funds for construction and working capital. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all, or that we will be successful in commencing and maintaining commercial borates or lithium extraction, production of boron advanced materials, or that our sales projections for these and other products will be realized.

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

Our previous development plans were focused on boron and SOP extraction and developing a large-scale complex without first developing a smaller scale pilot facility, such as the SSF. In May 2023, we updated our technical report summary and three phases of scaled production: we announced a change in project scope compared to our previous business plans. Our new business plan includes:

•
a focus on boron and lithium extraction (as opposed to boron and SOP under our previous plans).
•
Phase 1 targets production of 90,000 short tons of boric acid and 1,100 short tons of lithium carbonate with a targeted go-live date of the second calendar quarter of 2026;
•
Phase 2 and Phase 3 targets incremental production increases of 180,000 short tons of boric acid and 2,200 short tons of lithium carbonate in each phase with a targeted go-live date in the fourth calendar quarter of 2028 (Phase 2) and second calendar quarter of 2031 (Phase 3).
•
Full operation includes targeting production of 450,000 short tons of boric acid and 5,500 short tons of lithium carbonate per annum.

These project scope changes, taken together with cost inflation, have resulted in a material increase to our previously estimated capital expenditure budget required to complete our proposed large-scale complex. As a result, we currently expect a material increase to our capital expenditure budget compared to the previously published estimates and our internal cost estimates. In addition, the capital expenditures related to our proposed large-scale complex continue to be subject to change as our technical and economic analysis progresses. Such changes could also be material, including without limitation as a result of potential future price increases for major equipment or labor, and future operating data from our SSF which may result in changes in the design and engineering of our proposed large-scale complex. The foregoing factors may lead to materially higher costs, delays or the inability to complete our proposed large-scale complex as planned or on commercially reasonable terms or at all. Furthermore, it could take several months or longer for the operating data from the operational SSF to be sufficiently calibrated and reliable to provide reasonable input into the future design, engineering and cost optimization for our proposed large-scale complex, as well as the expected total capital expenditures and ongoing required operating expenditures related thereto. As a result, depending on the timing, nature, quality and specificity of the data we receive from the operational SSF, we may require significant additional capital before we can progress the development of our proposed large-scale complex. Such additional capital may be needed to fund further detailed engineering work necessary to prepare a feasibility study (if any), including engineering work to define, with a reasonable degree of certainty, the capital expenditures required for our proposed large- scale complex and in particular related to equipment and drilling. We may also need additional capital for continued operation of the SSF to obtain test and flow data required to complete such detailed engineering work.

As a result, we can provide no assurance that we will be able to meet our expected timelines, capital expenditure and costs estimates with respect to our SSF and proposed large-scale complex and we may need significant additional capital to pursue our operating plans, which capital may not be available to us on commercially reasonable terms or at all. Our inability to obtain any such required additional capital on commercially reasonable terms would have a material adverse impact on our business, operations, liquidity and financial position.

Our inability to timely and successfully complete and operate the SSF, and our inability to complete further technical and economic studies (including a bankable feasibility study) with respect to the Project, may have a material adverse impact on the Project.

The SSF is our proposed smaller scale boron facility which is expected to serve as a foundation for future design, engineering, and cost optimization for our proposed large-scale complex at the Project focused on boron and lithium. We believe that the successful completion of the SSF is an important path to obtaining critical information that will help enable us to optimize the efficiency, output and economic profile of our proposed large-scale complex. Assuming no unexpected delays in construction or supply chain issues, we currently expect production of boric acid to commence in upon final authorization from the EPA. However, there can be no assurance when we will receive final authorization. Until we receive authorization to inject acid and the SSF has been successfully completed and is operational, we will not have access to more refined inputs for estimating capital and operational expenditures required to complete further technical and economic studies (such as a bankable feasibility study) with respect to our proposed large-scale complex at the Project. Such further technical and economic studies may be required to assist in determining the economic recoverability of mineral resources for the Project. In addition, our current abbreviated approach to process development provides for both pilot scale and large-scale process design for the Project to be undertaken in parallel. This approach has a higher risk of requiring re-work of certain parts, which could lead to potential delays and increased design costs. An abbreviated process development approach may also lead to technical risk, and higher capital and operating expenditures. We cannot assure you that the SSF, and subsequently our proposed large-scale complex at the Project, will be completed on schedule, within budget or at all, or achieve an adequate return on investment. We are also a newly formed company which makes it more difficult for you to evaluate our track record of meeting various milestones or target completion deadlines.

Our inability to timely and successfully complete and operate the SSF may delay or prevent the completion of further technical and economic studies (including any bankable feasibility study). Our ability to complete further technical and economic studies (including any bankable feasibility study) could materially and adversely impact our ability to secure additional funding and thereby delay or otherwise have a material adverse impact on the Project. For example, a successfully completed and operating SSF is required to complete further technical and economic studies (such as a bankable feasibility study), including studies complying with the relevant Regulation S-K 1300 requirements to present reserves and otherwise determine commercial viability of the Project.

We have begun working on further technical and economic analysis of the Project and released an Updated Initial Assessment Report in May 2023, which we will continue to further refine. This continued technical and economic analysis is subject to change and may lead to a separate technical study, an update to our Updated Initial Assessment Report or a more comprehensive study (such as a bankable feasibility study). However, we currently cannot assure you of the form and scope of this continued technical and economic analysis, and we may conclude that the completion of any such further studies (including a bankable feasibility study) may not be commercially reasonable, necessary or possible at all.

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

We may not be able to operate the SSF in a timely manner which would impact the successful construction of our proposed large-scale complex and potential for initial commercial production targeted in 2026.

We are currently targeting operating the SSF once we receive authorization to inject from the EPA which could cause delays to our targeted commercial production timeline. Our inability to successfully operate the SSF in a timely manner will impact our ability to determine the economic recoverability of mineral resources at the Project and will delay any future design, engineering, and cost optimization for our proposed large-scale complex. Delays will impact our ability to successfully begin initial commercial production targeted in 2026, which could have a further material adverse impact on our business and financial condition.

We have invested and plan to continue to invest significant amounts of capital in the Project on exploration and development activities, which involve many uncertainties and future operating risks that could prevent us from realizing profits.

In total, we have spent in excess of $127 million on the Project thus far, including resource drilling, metallurgical test works, well injection tests, permitting activities and pilot-scale test works. For year ended June 30, 2023, our capital expenditures per our statement of cash flows were $40.1 million, of which $39.7 million was related to construction in progress.

Our business is capital intensive. Specifically, the exploration and recovery of boric acid and lithium, the mining costs, the maintenance of machinery and equipment, and the compliance with applicable laws and regulations, each require substantial capital expenditures. We plan to continue to invest significant capital over the next several years on the development of the Project to bring it into production and will have to continue to invest capital to maintain or increase the amount of mineral resources we hold and our rates of production once commercialization of the Project has occurred. Mining exploration is highly speculative in nature, involves many risks and is frequently unsuccessful. Development and production activities may involve many uncertainties and operating risks that could prevent us from realizing profits, putting pressure on our consolidated balance sheet and credit rating. Unforeseen issues, including increasing the required amount of capital expenditure necessary to bring the Project into production, the impact of volatile boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum prices, our ability to enter into supply contracts with buyers, and obstacles or complexities that could arise in the environmental or permitting process may cause us not to proceed with any one or a combination of these activities. Moreover, once mineralization is discovered, it may take a number of years from the initial phases of drilling before production is possible, during which time the economic feasibility of production may change. Our target of reaching initial commercial production in fiscal year 2026 is dependent on a number of factors and assumptions, including timely and successful construction and operation of the SSF and obtaining the requisite funding for, and the successful construction of, our proposed large-scale complex. There can be no assurance that we will be able to meet that target on time, on budget, or at all due to many factors including our limited experience in successful construction of similar projects, the complexity of the project, supply chain issues, higher costs, construction delays, cost overruns, planned and unplanned shutdowns, turnarounds, outages and other delays and interruptions. If and when production begins, no assurance can be given that we will be able to maintain our production levels or generate sufficient cash flow, capitalize a sufficient amount of our net profit or have access to sufficient equity investments, bank loan or other debt financing alternatives to fund our capital expenditure at a level necessary to continue our exploration and exploitation activities. In addition, we cannot assure you that existing or future projects, if approved and executed, will be completed on schedule, within budget or achieve an adequate return on investment.

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

The Project may be delayed, more costly than anticipated or unsuccessful for many reasons, including declines in boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum prices, cost overruns, project implementation schedule slippage, shortages of or delays in the delivery of equipment or purpose-built components from suppliers, escalation in capital costs estimates, mechanical or technical difficulties, increases in operating costs structures, possible shortages of construction or other personnel, other labor shortages or industrial action, pandemic or localized epidemic, environmental occurrences during construction that result in a failure to comply with environmental regulations or conditions on development, or delays and higher-than expected costs, unanticipated natural disasters, accidents, miscalculations, unanticipated financial events, political or other opposition, litigation, acts of terrorism, operational difficulties or other events associated with such construction that may result in the delay, suspension or termination of the Project, resulting in further costs, the total or partial loss of our investment and a material adverse effect on our results of operations, financial performance and prospects.

We have no history of mineral production and we may not be able to successfully achieve our business strategies, including our downstream processing ambitions.

We are an exploration stage company and we have no history of mining or refining mineral products from our properties. As such, any future revenues and profits are uncertain. There can be no assurance that the Project will successfully reach production, produce minerals in commercial quantities or otherwise generate operating earnings. Advancing projects from the exploration stage into development and commercial production requires significant capital and time and will be subject to further technical and economic studies, permitting requirements and construction of mines, processing plants, roads and related works and infrastructure. We will continue to incur losses until mining-related operations successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will generate revenue from any source, operate profitably or provide a return on investment in the future.

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

In addition, substantial additional capital will be required to develop and support potential downstream processing capabilities at the Project. The economic viability of the production of boron advanced materials at the Project will be dependent on a number of factors beyond the scope of our control, including the market demand for and competitive landscape of the boron advanced materials that we hope to produce. We cannot assure you that our downstream processing ambitions will operate profitably or provide a return on investment in the future.

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

All of our operations are at the exploration stage and there is no guarantee that any such activity will result in commercial production. Limited drilling has been conducted at the Project to date, which makes the extrapolation of a Regulation S-K 1300 compliant Indicated or Inferred resource to a Regulation S-K 1300 compliant Probable or Proven Mineral Reserve and to demonstrate commercial viability impossible without further drilling and engineering. We intend to engage in additional exploratory drilling and engineering upon completion of the SSF, but we can provide no assurance of future success from our planned additional drilling program and engineering. The exploration for boron and lithium involves significant risks which even a combination of careful evaluation, experience and knowledge cannot eliminate. While the discovery of these minerals may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish Proven Mineral Reserves, to develop processes and to construct mining and processing facilities at a particular site, including at the Project. It is impossible to ensure that the exploration programs planned by us or any future development programs will result in a profitable commercial mining operation. There is no assurance that our mineral exploration activities will result in any discoveries of commercial quantities of boron or lithium, or any other materials. There is also no assurance that, even if commercial quantities of ore are discovered, any mineral property will be brought into commercial production. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure, the run of mine solution produced, engineering of the plant and process to produce a commercial product, prices of minerals and the volatility of their respective markets; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. These factors and others are beyond our control, and the effects of these factors cannot be accurately predicted. Our long-term profitability will be in part related to the cost and success of our proposed exploration programs and any subsequent development programs at the Project and elsewhere.

We are an exploration stage company with no known Proven or Probable Mineral Reserves, our estimates of resources and mineralized material are inherently uncertain and subject to change, and the volume and grade of ore actually recovered may vary from our estimates.

We are an exploration stage company, with no Proven or Probable Mineral Reserves. There can be no assurance that the Project deposit contains Proven or Probable Mineral Reserves as defined by SEC Regulation S-K 1300, or that even if such reserves are found, that we will be successful in economically recovering them. Investors should not assume that the mineral resource estimates described under “Properties—Mineral Resource Estimate” will ever be extracted. Few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish Proven or Probable Mineral Reserves, to develop processes and to construct mining and processing facilities at a particular site. It is impossible to ensure that the exploration programs planned by us or any future development programs will result in a profitable commercial mining operation. There is no assurance that our mineral exploration activities will result in any discoveries of commercial quantities of borates or lithium.

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

The Project deposit has had a significant amount of prior drilling and is the subject of at least three separate historic mineral resource estimates, including a 2018 initial feasibility study prepared for ABR and a second feasibility study, originally released in April 2020 and updated further in February 2021. None of the prior ABR mineral resource estimates were Regulation S-K 1300 compliant. The Updated Initial Assessment Report released in May 2023 contains a combined 74.31 million short tons of Measured plus Indicated resources with an average grade of 4.15% B2O3 and 356 ppm Li, using a 2% cut-off grade for B2O3. At this time, our Updated Initial Assessment Report does not include any known Proven or Probable Mineral Reserves and there are no other Regulation S-K 1300 compliant feasibility studies, including a bankable feasibility study. Additional time and expenditures are required to potentially establish Probable or Proven Mineral Reserves sufficient to commercially mine and to construct, complete and install mining and processing facilities in those properties that are actually mined and developed. Any expenditures that we may make in the exploration of any mineral property or the development of any boron advanced materials may not result in the discovery of any commercially exploitable mineral deposits or such boron advanced materials.

The mineral resource estimates stated in this filing and extracted from the Updated Initial Assessment Report represent the amount of boron acid and lithium carbonate that the “Qualified Person” ((or QP), as such term is defined by Regulation S-K 1300) in that report estimated, at May 2023, could be economically and legally extracted or produced at the time of the mineral resource determination. There can be no assurance that our disclosed mineral resource estimates will be recovered and any material reductions in the quantity of mineral resources or the related grades or increase cost of production could have a material adverse effect on our business, financial condition or prospects. Estimates of resources and reserves are subject to considerable uncertainty, and the estimation of mineral resources is a subjective process. Such estimates are expressions of judgment based on knowledge, experience and industry practice at the time of the estimation and will be, to a large extent, based on the interpretations, which may be imprecise or which may later prove to be inaccurate, of geologic data obtained from drill holes and other exploration techniques and which may not necessarily be indicative of future results. Estimates made at a given time may change significantly in the future when new information becomes available. We expect that our estimates of resources will change to reflect such updated information. Resource estimates may be revised upward or downward based on the results of current and future drilling, testing or production levels, significantly lower borate or lithium prices as a result of a decrease in commodity prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, and this could result in material write-downs of our investment in mining properties, goodwill and increased amortization, reclamation and closure charges. Such revisions may also render previously disclosed estimates of mineral resources uneconomical. We cannot assure that any particular level of recovery of borates or other minerals from discovered mineralization will in fact be commercially realized. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time which a combination of careful evaluation, experience and knowledge of management may not eliminate.

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

In addition, pre-production projects like the Project have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items, such as any future estimates of reserves, mineral recoveries or cash operating costs will to a large extent be based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and future feasibility studies (if any). We cannot assure you that we will complete any such feasibility study. Actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly our financial condition, future results of operations, and cash flows may be negatively affected.

Estimates relating to the development of the Project and mine plan are uncertain and we may incur higher costs and lower economic returns than estimated.

Mine development projects such as the Project typically require a number of years and significant expenditures during the development phase before production is possible. These projects could experience unexpected problems and delays during development, construction and mine start-up. Our decisions concerning the development of the Project deposit have been based on the results of multiple studies performed under the JORC Code and our Updated Initial Assessment Report, which have estimated the anticipated economic returns of the Project. The actual profitability or economic feasibility of the Project may differ from our estimates as a result of any of the following risks normally encountered in the mining industry, such as:

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
•
potential delays and restrictions in connection with health and safety issues, including pandemics (such as COVID-19) and other infectious diseases;

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

Any one of the aforementioned risks may cause substantial delays to the Project and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability. In addition, the nature of some of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. As many of the risks described above are also risks against which we cannot insure or against which we may elect not to insure, we are not fully insured against all potential risk incident to our business. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations could be substantial. As a result of market conditions, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We depend on a single mining project.

The Project accounts for all of our mineral resources and the current potential for the future generation of revenue. Any adverse development affecting the Project will have a material adverse effect on our business, prospects, profitability, financial performance and results of operations. These developments include, but are not limited to, the inability to obtain necessary permits or financing to develop the Project, changes in technical parameters of project development, changes in costs or anticipated costs which may make it uneconomic to develop and/or operate the Project, unusual and unexpected geologic formations, seismic activity, rock bursts, flooding, drought, and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, property, and which could hinder the development and future operation of the Project. If the Project is completed to management’s contemplated target production capacity of up to 450,000 tons per year of boric acid, it may exceed the limits of our existing permits, which would require us to seek modifications to the permits. There can be no assurance that we could obtain any required permit modifications. Based on the May 2023 mineral resource estimate in the Updated Initial Assessment Report and assuming we reach economically viable production, the Project, by its nature, will have a defined production life (the period during which extraction will remain viable). Ultimately, we will be required to replace and expand our resources and any established reserves if we are to maintain operating revenues. In the absence of additional mineral projects, we will be solely dependent on the Project for our revenue and profits, if any. Our ability to maintain or increase our annual production will be dependent, in significant part, on our ability to expand the Project, bring new projects into production and to complete acquisitions.

Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our proposed operating activities.

Our long-term success, including the recoverability of the carrying values of our assets, our ability to acquire and develop additional projects, and continuing with the exploration, development and commissioning and operating activities of the Project will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our operations by establishing ore bodies that contain commercially recoverable borates, lithium, and other minerals and to develop these into profitable operating activities. The economic viability of our future operating activities has many risks and uncertainties including, but not limited to:

•
a significant, prolonged decrease in the market price of borates, lithium, and other minerals;
•
difficulty in marketing and/or selling borates, lithium, and other minerals;
•
significantly higher than expected capital costs to construct the Project;
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

In December 2022, we signed a non-binding letter of intent with Estes Energetics to collaborate in producing boron based materials for solid rocket motors used in U.S. space and military applications.

In May 2023, we signed a non-binding letter of intent with Orbital Composites to provide boron feedstock for 3D printing of wind turbines, permanent magnets, and boron carbide for defense applications.

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

Our business, results of operations and financial condition may be materially and adversely affected if we are unable to enter into similar agreements with other parties, are unable to mutually agree to matters required by the non-binding agreements with Compass Minerals, Borman Specialty Materials, Rose Mill, Corning, Estes Energetics, and Orbital Composites are unable to deliver the product required by such agreements, if we are otherwise unable to enter into binding product and supply agreements, or if we experience costs in excess of the price set forth in such agreements.

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

Our business could be affected by macroeconomic risks.

Our operations and performance depend significantly on global and regional economic conditions. Macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for our products and services. In addition, confidence and spending can be materially and adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors. An adverse impact on demand for our products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers and other partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of our products; and insolvency. We cannot predict the timing or scale of these various macroeconomic conditions, but they could have a material adverse affect on our business, results of operations and financial condition.

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

Inadequate infrastructure may constrain our future mining operations, including at the Project.

Any potential commercial production at the Project will depend on adequate infrastructure. In particular, reliable power sources, water supply, transportation and surface facilities are all necessary to develop and operate mines. Failure to adequately meet these infrastructure requirements or changes in the cost of such inputs could affect our ability to develop or commence production at the Project and could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Title to mineral properties and related water rights is a complex process and we may suffer a material adverse effect in the event the Project property or other properties that we may acquire are determined to have title deficiencies.

Acquisition of title to mineral properties and related water rights is a very detailed and time-consuming process. Title to, and the area of, mineral properties may be disputed. Although we have obtained a title opinion in respect to our Project interests, we cannot give any assurance that title to such property will not be challenged or impugned. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to the Project property or lack appropriate water rights could cause us to lose any rights to explore, develop and mine any minerals on that property, without compensation for our prior expenditures relating to such property.

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

Any such opposition may be taken into account by government officials responsible for granting the relevant permits, which could result in the permits being delayed, not being granted or being granted solely on the condition that we carry out certain corrective measures to our proposed projects (including at the Project), which could materially increase our operational costs. In addition, we may become subject to legal proceedings or claims contesting the construction or operation of our projects or permits required thereunder. Any such delays, permit restrictions, legal proceedings or disputes (even if ultimately decided in our favor) could materially delay our ability to complete construction of a project (including at the Project) in a timely manner, or at all, materially increase the costs associated with commencing or continuing such project’s commercial operations or harm our reputation. Any settlement of claims or unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition, results of operations, and reputation.

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

We may be impacted by natural disasters, wars, health epidemics or pandemics or other events outside of our control. For example, the Project is located in San Bernardino County, California near active faults, which could lead to nearby earthquakes. If major disasters such as earthquakes, wildfires, health epidemics or pandemics, floods, drought, or other events occur, or our information system or communications network breaks down or operates improperly, our ability to achieve or continue operations at the Project may be seriously damaged, or we may have to stop or delay our proposed exploration and development, and eventually production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

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

Further, we are subject to risk from fluctuating market prices of certain raw materials, including steel, fiberglass reinforced plastic, and bulk chemicals, which are necessary to the construction, maintenance and operation of our assets. The price of these raw materials may be affected by supply restrictions or other market factors (including inflation) from time to time. Some of the components and materials related to our assets are sourced from outside the United States through arrangements with various vendors, and there have been delays in obtaining these components and materials as a result of the COVID-19 pandemic, shipping and transportation constraints, and other supply chain disruptions. Political, social or economic instability in regions where these components and materials are made could cause future disruptions in trade.

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

Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. We may experience delays in construction, equipment procurement, or in completing our SSF or our proposed large-scale complex on time. Any such production disruption could have a material impact on our proposed operations, operating results and financial condition.

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

The mining industry is highly competitive. According to Global Market Insights, as of 2021, there are two major competitors in the borates industry, RTB (as defined below) and Eti Maden. If we are successful in bringing the Project into production, we would be competing with two large competitors in the borates industry, one global mining conglomerate and one state-owned enterprise, both of which we believe are generally well funded and established. Additionally, the lithium industry is highly competitive, and, according to Woods Mackenzie, as of March 2022, the market was dominated by Albemarle Corporation, Sociedad Quimica y Minera De Chile S.A., Jiangxi Gangfeng Lithium Co. Ltd., Tianqi Lithium Corp., and Livent Corporation, all of which we believe are generally well-funded and established. Competition principally involves sales, supply and labor prices, contractual terms and conditions, attracting and retaining qualified personnel and securing the services and supplies we need for our operations. We cannot guarantee that competition, with these two major competitors for boron and five major competitors for lithium and lithium derivatives as well as with others, will not adversely affect us in the future. For example, lower cost producers of the minerals we mine could be better positioned to manage future volatility through commodity price cycles. Any significant production increases from either of the aforementioned two main borate competitors and major lithium and lithium derivative producers, and others, or the discovery of any additional significant borate or lithium resources could negatively impact prices received for borates or lithium. Furthermore, it is possible that competitors may engage in pricing activities that could result in market price reductions that may materially and adversely impact the economic feasibility of our plans. In addition, mines have limited lives and, as a result, we must periodically seek to replace and expand our mineral resources by acquiring new properties. Significant competition exists to acquire mining concessions, land and related assets.

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

We may face increased costs and be subject to liability resulting from the generation and disposal of certain wastes, including hazardous wastes, in the course of the Project’s development and/or other future operations.

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

Land reclamation requirements are generally imposed on companies with mining operations or mineral exploration companies in order to minimize long term effects of land disturbance. We are required to mitigate long-term environmental impacts at the Project by stabilizing, contouring, re-sloping, and revegetating various portions of the site after well-field and processing operations are completed. In addition, we are responsible for plugging and abandoning all injection recovery, water monitoring, and exploration drilling holes. In undertaking these reclamation activities, we must meet comprehensive environmental protection and reclamation standards. Any failure to meet such standards may subject us to fines, penalties, or other sanctions. In addition, in order to carry out reclamation obligations imposed on us in connection with exploration, potential development and production activities, we must allocate financial resources that might otherwise be spent on exploration and development programs. We currently have reclamation obligations and have arranged and pledged certificates of deposits for reclamation. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

The physical consequences of climate change could have a material adverse effect on our properties and proposed business activities.

Climate change may increase the frequency or intensity of adverse weather conditions, such as tropical storms, wildfires, droughts, floods, hurricanes, tornadoes, extreme temperatures or ice storms and may have the long-term effect of changing weather patterns in ways that are difficult to anticipate, which may result in damage or destruction to our assets or to third party assets on which we rely, affect the availability of water for our facilities, or otherwise require us to incur costs, or elicit changes in applicable regulations in the jurisdictions in which we operate, which may result in, among other impacts, increased compliance costs, reduced revenues, restrictions on our proposed operations, and difficulties in obtaining or maintaining permits, licenses or authorizations required for our proposed business. Any such disruption may prevent us from continuing to develop the Project and any other of our properties, or, if and when completed, operating in the normal course.

Certain of our operations are dependent on particular meteorological conditions. Climate change may have a long-term and permanent effect on meteorological patterns, including the frequency or intensity of wind, precipitation, or change in temperatures at the Project and any other of our properties. Furthermore, components of our systems could be damaged by severe weather, such as wildfires, hailstorms, tornadoes, hurricanes, flooding, drought, high or low temperatures or other weather conditions. Replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could impair the effectiveness of our assets or reduce their output beneath their estimated or engineered capacity or require shutdown of key equipment, impeding future operation of our assets.

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

The proposed rules were closed to public comment and may be subject to challenges and litigation. Thus, the ultimate scope and impact of the proposed rules on our business remain uncertain. To the extent new rules, if finalized, impose additional reporting obligations on us, we could face substantial increased costs. Separately, the SEC has also announced that it is scrutinizing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that our existing climate disclosures are misleading or deficient.

We are required to obtain, maintain, and renew governmental permits in order to conduct development and mining operations, a process which is often costly and time-consuming.

We are required to obtain, maintain and renew governmental permits for our development activities and, prior to mining any mineralization, we will be required to modify or obtain new governmental permits for our proposed operations. Certain of our land titles could be subject to lease and royalty payments that are either currently payable or may be payable in the future (subject to negotiation with the State of California). Obtaining, maintaining, and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables, not all of which are within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain, maintain, or renew permits that are necessary to our planned operations or the cost and time required to obtain, maintain, or renew such permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the development or operation of our properties, which in turn could materially adversely affect our future revenues and profitability. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our activities.

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

We expect to focus our operational activities and capital investments at the Project in California and potentially, in the future, in respect of the Salt Wells Projects in Nevada. Should we be able to bring the Project into production, we would then be solely dependent upon a single mining operation for our revenue and profits and all of our operations would be conducted in a single geographic region in the western United States in California. The geographic concentration of our operations may disproportionately expose us to disruptions in our operations if the region experiences severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact the region in which we operate more than other borate producing regions, our business, financial condition, results of operations and cash flows could be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

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

Relationships with local communities and other stakeholders may impact the development or operations of the Project as well as other future projects. We may become impacted by the interests of local communities and other stakeholders, including in some cases, Indigenous peoples. Certain of these communities or other stakeholders may have or may develop interests or objectives which are different from, or even in conflict with, our objectives, including the use of our project lands and waterways near our facilities. Our relationships with the communities near the Project and other stakeholders are critical to the future success of the Project, as well as at any future development. There is an increasing level of public concern relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Publicity adverse to the Project, or the mining industry generally, could have an adverse effect on our development plans or future operations and may impact relationships with the communities in which we ultimately operate and other associated stakeholders.

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

We currently plan to continue to invest significant amounts of capital in a variety of exploration activities, which involve many uncertainties and risks that could prevent us from realizing profits or may result in the total or partial loss of our investment.

Our exploration activities may be delayed, more costly than anticipated or unsuccessful for many reasons, including declines in boric acid and its derivatives, lithium carbonate, HCl, SOP and gypsum, misalignment between any associated joint venture participants, cost overruns, unanticipated financial, operational or political events, mechanical and technical difficulties, increases in operating cost structures, equipment and labor shortages, industrial actions or other circumstances which may result in the delay, suspension or termination of our Salt Wells Projects and other exploration projects, the total or partial loss of our investment in such projects and activities and a material adverse effect on our results of operations, financial condition and prospects.

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

We also depend upon third parties, including consultants, engineers, suppliers and others, for their development, construction and operating expertise and expect to remain so for the foreseeable future. Our ability to continue conducting our activities is in large part dependent upon the efforts of third parties. Highly qualified consultants and engineers are expensive and difficult to attract and retain. We may need to engage additional third parties for new development projects, to establish mineral reserves through drilling, to carry out environmental and social impact assessments, to develop processes to extract boron and lithium and other materials, and to continue to develop the Project. If such parties’ work is deficient or negligent or is not completed in a timely manner, it could have a material adverse effect on us. As a result, our use of services of consultants could have a material adverse effect on us and could prevent us from effectively pursuing our business plan.

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

We face risks related to health epidemics and other outbreaks, including the spread of COVID-19 or novel coronavirus, or fear of such an event.

Our business could be adversely affected by a widespread outbreak of contagious disease, including the outbreak of the 2019 novel strain of coronavirus, causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. There is significant uncertainty around the breadth and duration of business disruptions related to health epidemics and other outbreaks, as well as its impact on the U.S. economy and consumer confidence. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations, which could reduce exploration activities and development projects and impact liquidity and financial results. To the extent the a pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

We are monitoring the situation and taking reasonable steps to keep our business premises, properties, vendors and employees in a safe environment and are constantly monitoring the impact of COVID-19. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. While we have not seen a significant impact to our results from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or our ability to continue development of the Project, our results of operations, financial condition and liquidity could be adversely impacted.

Risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect our business.

The volatile global economic environment has created market uncertainty and volatility recently. This global economic uncertainty has negatively affected the mining and minerals sectors in general. Many industries, including the mining industry, are impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilization in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of metal prices, geopolitical instability (including events such as the Russian invasion of Ukraine), terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact our ability to obtain equity or debt financing in the future on terms favorable to us or at all. In such an event, our operations and financial condition could be adversely impacted.

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

Risks Related to the Convertible Notes

There are risks associated with our Convertible Notes that could adversely affect our business and financial condition.

On August 11, 2022, we issued $60.0 million of Convertible Notes under a convertible note purchase agreement (the “Convertible Note Purchase Agreement”), which closed August 26, 2022. Pursuant to the Convertible Note Purchase Agreement, the Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually, or 6.00% per annum if the Company elects to pay such interest through the delivery of additional Convertible Notes and are convertible into 3,409,091 shares of Common Stock at a conversion price of $17.60 per share of Common Stock in accordance with the terms of the Convertible Note Purchase Agreement. The Convertible Notes mature on August 15, 2027. The Company may, at its election, force conversion of the Convertible Notes (i) if the last reported sale price of the Common Stock exceeds 200% of the conversion price for at least 20 trading days during the period of the first 24 months after issuance; (ii) if the last reported sale price of the Common Stock exceeds 150% of the conversion price for the following 12 months; and (iii) if the last reported sale price of the Common Stock exceeds 130% of the conversion price thereafter. Following certain corporate events that may occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event or has its Convertible Notes mandatorily converted, as the case may be.

The Convertible Note Purchase Agreement provides for standard and customary events of default, such as our failing to make timely payments and failing to timely comply with the reporting requirements of the Exchange Act. The Convertible Notes also contain customary affirmative and negative covenants, including maintaining a cash balance of at least $10 million and limitations on incurring additional indebtedness or the creation of additional liens on our assets. In addition, if we experience a Change in Control, as defined in the Convertible Note Purchase Agreement, which includes the sale of all or substantially all of our assets, or our Common Stock ceasing to be listed on NASDAQ or any other eligible exchange, then the holder of the Convertible Notes can require us to repay the outstanding indebtedness in cash.

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

We have historically operated as a subsidiary of ABR. We may not be able to achieve the full strategic and financial benefits expected to result from the Reorganization, or such benefits may be delayed or not occur at all. The ABR Board of Director’s formed the view that the U.S. market would more fully appreciate and understand the Project and that the Project is aligned with broader investment themes that are well received in the U.S. market regarding onshoring strategic commodities and decarbonizing the economy. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others, because we may experience unanticipated competitive developments, including changes in the conditions of industry and the markets in which we operate, including fluctuations in the prices of borates and other minerals that could negate some or all of the expected benefits from the Reorganization.

If we do not realize some or all of the benefits expected to result from the Reorganization, or if such benefits are delayed, our business, expected future financial and operating results and our prospects could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 3. Legal Proceedings

Other than given as below, as of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

On July 17, 2023, we filed a complaint (the “Complaint”) against Matrix Services Inc. (“Matrix”) in the United States District Court for the Central District of California, Eastern Division, alleging, among other things, numerous breaches by Matrix of its contractual obligations to 5E Boron Americas, LLC ("5EBA") under the Procurement and Construction Contract, effective April 26, 2022, by and between 5EBA and Matrix, relating to the construction of the SSF in California (the “Contract”). On August 10, 2023, Matrix filed an answer to the Complaint as well as a counterclaim for, among other things, alleged breaches by 5EBA of its contractual obligations to Matrix under the Contract and has requested relief in the approximate amount of $5,500,000. We plan on filing a response disputing the counterclaims asserted by Matrix and reaffirming the grounds for recovery raised in the Complaint. This case is still its early stages, and discovery has begun and is ongoing.

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

The closing price of our Common Stock on August 25, 2023 was $2.59 per share. As of that date, there were 19 holders of record of our Common Stock according to Computershare Trust Company, N.A.. The actual number of stockholders is greater than these numbers and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. These numbers of active holders of record also do not include holders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board of Directors.

Securities authorized for issuance under equity compensation plans.

See information incorporated by reference in Note 12, “Share-Based Compensation,” to our consolidated financial statements in Item 8 of this report and Item 12 of this report regarding securities authorized for issuance under our equity compensation plans.

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

(1) Shares issued for services

The transactions listed above are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition and liquidity, and cash flows of our Company and its predecessor for the years ended June 30, 2023 and 2022. The discussion is based on the historical financial statements of ABR for periods prior to the Reorganization and of the Company for periods after the Reorganization. The Company was incorporated under the laws of the state of Delaware to become the holding company of our business pursuant to the Reorganization. Prior to completion of the Reorganization, the Company had no business or operations and following completion of the Reorganization, the business and operations of the Company consists solely of the business and operations of the subsidiaries of ABR. Accordingly, financial information for the Company and a discussion and analysis of its results of operations and financial condition for the period of its operation prior to the Reorganization would not be meaningful and are not presented. Following the Reorganization, the historical financial statements of ABR as of and for the period ending June 30, 2022 are our financial statements as a continuation of the predecessor. Our financial statements will continue to consolidate ABR as an operating subsidiary. This MD&A should be read in conjunction with our consolidated financial statements, the accompanying notes to consolidated financial statements and other financial information included in this annual report. Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this annual report. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Results of Operations

	Year ended June 30,		Change
	2023	2022	$	%

COSTS AND EXPENSES
Project expenses	$9,988	$12,902	$(2,914)	-23%
General and administrative	25,365	54,684	(29,319)	-54%
Research and development	262	133	129	97%
Impairment	908	—	908	N/A
Depreciation and amortization expense	184	112	72	64%
Total costs and expenses	36,707	67,831	(31,124)	-46%
LOSS FROM OPERATIONS	(36,707)	(67,831)	31,124	-46%
NON-OPERATING INCOME (EXPENSE)
Other income	62	65	(3)	-5%
Interest income	1,147	3	1,144	*
Derivative gain (loss)	11,743	—	11,743	N/A
Interest expense	(6,854)	(6)	(6,848)	*
Other income (expense)	(15)	1,056	(1,071)	-101%
Total non-operating income (expense)	6,083	1,118	4,965	*
NET INCOME (LOSS)	$(30,624)	$(66,713)	$36,089	-54%

* Represents a percentage change of greater than +/- 300%

Project Expenses

Project expenses include drilling, environmental, site-prep, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing the Project. The $2.9 million decrease in project expenses during 2023 compared to 2022 was due to decreased activity related to the preparation for construction of the SSF. During the year ended June 30,

2022, primarily expenses related to drilling water monitoring wells ($6.9 million) and engineering and technical reports ($3.4 million) that were not eligible for capitalization as construction in progress. These decreases were partially offset by costs related to our plug and abandonment program incurred during the year ended June 30, 2023 ($4.5 million), EPA compliance ($1 million), construction related insurance ($0.76 million) and other site related costs.

General and administrative expense

General and administrative expenses include professional fees, costs associated with marketing, press releases, on-going SEC and public company costs, public relations, rent, salaries, sponsorships, share based compensation and other expenses. The $29.3 million decrease in 2023 was primarily a $26.7 million reduction in share based compensation costs and lower professional fees of $8.5 million, primarily related to the reorganization and subsequent listing of our shares on the NASDAQ during the year ended June 30, 2022. These decreases were partially offset by higher salaries and benefits ($4.2 million) and insurance ($0.9 million). The increase in salaries and benefits during the year ended June 30, 2023 resulted from the hiring of additional personnel during the period combined with severance payments made to certain individuals during the period. Our head count increased to 43 at the end of the current period from 23 at the end of the previous year, the majority of which were personnel related to the construction and ultimate operation of the SSF. Currently, all salaries and benefits are reported in general and administrative expense. Share based compensation in the prior year was driven by $31 million in shares issued as payment for consulting fees under our Advisory Agreement with Blue Horizon Advisors, LLC (“BHA”) for services related to assessing the Project, recruiting a U.S. based management team, and advising in connection with our listing on the NASDAQ.

Research and development

Research and development expense includes costs incurred under our research agreement with Georgetown University and Boston College that aims to enhance the performance of permanent magnets through increased use of boron. Research and development increased during the current year due to the agreement entered into with Boston College. Both agreements have since been terminated.

Impairment

During the year ended June 30, 2023, we elected not to renew our mineral lease with Elementis Specialties, Inc. and the mineral lease expired on March 31, 2023 resulting in the recognition of approximately $908 thousand of related impairment expense during the current year.

Depreciation and amortization expense

The $72 thousand increase in depreciation and amortization expense was primarily due to additional assets placed in service during the current year. Depreciation and amortization also increased as we had a full year of depreciation related to assets that were placed in service in the later half of the prior year.

Interest Income

The increase in interest income the was attributable to our investment of excess cash in treasury bills and a certificates of deposits (original maturities of three months or less) during the year ended June 30, 2023. The weighted average interest rate earned on these investments was approximately 3.9%.

Derivative gain

The derivative gain (loss) during the year ended June 30, 2023 related to changes in fair value of the embedded conversion feature of our Convertible Notes that was required to be bifurcated and accounted for separately as a stand-alone derivative instrument during the quarter ended September 30, 2022. The provision resulting in the separate derivative accounting for the conversion feature expired on November 26, 2022. The expiration resulted in the transfer of the fair value of the convertible note derivative at expiration to additional paid-in capital and no future related gains or losses are expected.

Interest expense

Interest expense increased primarily due to the issuance of the convertible note on August 26, 2022 and includes $4.9 million of debt issuance cost and discount amortization during the year ended June 30, 2023. During the year ended June 30, 2023, we capitalized interest costs of approximately $1.2 million to construction in progress. Interest expense for the year ended June 30, 2022 related to a note that was paid off during the year ended June 30, 2022 and interest on vehicle notes payable.

Other income (expense)

The change from net non-operating income to non-operating expense during the year ended June 30, 2023 was primarily driven by net foreign exchange gains of $1.1 million resulting from the impact of the strengthening U.S. dollar (vis a vis the Australian dollar) as we had no foreign cash holdings during the year ended June 30, 2022. All cash balances have been transferred to our bank account in the U.S. and were held in U.S. dollars at June 30, 2022.

Income Tax

We did not have any income tax expense or benefit for the years ended June 30, 2023 and 2022, as we did not generate any net income for either period.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had cash and cash equivalents of $20.3 million and working capital of $13.3 million compared to $31.1 million and $25.2 million as of June 30, 2022, respectively. Our predominant source of cash has been generated through equity financing from issuances of our Common Stock and the issuance of the convertible note in August 2022. Since inception, we have not generated revenues, and as such, have relied on equity and debt financing to fund our operating and investing activities.

In August 2022, we executed a $60 million private placement of senior secured Convertible Notes to complete construction and commissioning of our Small-Scale Facility, fund operation of our SSF, commence detail engineering and procure long lead items for our proposed large-scale complex and general corporate purposes.

A summary of our cash flows for the years ended June 30 follows.

	For the year ended June 30,		Change
	2023	2022	$	%
	($ in thousands)
Net cash used in operating activities	$(30,695)	$(28,615)	$(2,080)	7%
Net cash used in investing activities	(39,307)	(11,400)	(27,907)	245%
Net cash provided by financing activities	59,268	30,622	28,646	94%
Net increase (decrease) in cash and cash equivalents	$(10,734)	$(9,393)	$(1,341)	14%

Cash Flows from Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of expenses incurred in preparing us for operations. During the year ended June 30, 2023, we used $2.1 million more than in the previous year. The increase in cash used in operations during the current period was due to increased salaries and benefits resulting from increased headcount combined with an increase in project expenses related to the preparation for construction of the SSF.

Cash Flows from Investing Activities

Our cash flows from investing activities increased significantly from the prior year as we commenced construction of the SSF. Substantially all our investing activities relate to equipment purchases, engineering, and the construction of our SSF. Net cash used in investing activities for the fiscal year ended June 30, 2023 also included the redemption of $776 thousand of reclamation bonds required by the Environmental Protection Agency in exchange for putting surety bonds in place.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended June 30, 2023 consisted primarily of net proceeds of $55.8 million received from the issuance of a convertible note in August 2022 and proceeds received from the exercise of stock options.

Net cash provided by financing activities for the year ended June 30, 2022 consisted primarily of $25.5 million of proceeds (net of share issuance costs) from the issuance of 1.76 million shares of Common Stock and $5.2 million of proceeds from the exercise of stock options.

Future Capital Requirements

With our current capital resources, we believe that we have sufficient funds to construct and commission our SSF; however, delay of final authorization to commence mining could push out operation of the facility until we raise additional capital. Over the next 12 months we have plans to do the following below that will require additional capital:

•
Operate the Small-Scale Facility;
•
Progress FEL2, FEL3, and detail engineering and procure long lead item equipment, specifically our crystallization units;
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

As of today, we are currently operating under our most recently updated modified business plan until we secure additional financing. Absent additional financing as outlined above, we would no longer be able to meet our ongoing obligations or progress operations. If we are not able to procure other financing cash flows and our cash balance falls below $10 million, an event of default under the Convertible Note agreement would occur if not cured after 30 days. Our available liquidity is expected to fall below $10 million in the latter part of calendar year 2023 based on our most recently updated modified business plan. An event of default would cause our Convertible Note balance outstanding to become immediately due and payable, of which we would not have the resources to repay without additional financing. Given that raising additional capital is not entirely within our control combined with our expectation of incurring significant operating and development costs in the foreseeable future, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued. See Note 1 - Going Concern in the notes to the consolidated financial statements in Item 8 of this Form 10-K.

Contractual Obligations

Purchase Obligations

As of June 30, 2023, we had purchase order commitments of $7.3 million in respect of construction works in progress, drilling, and technical reports.

Mineral Lease Payments

Prior to its expiration in March 2023, we had a mineral lease agreement with Elementis for the purposes of obtaining exclusive rights to exploration at the Project. The mineral lease agreement required us to make an annual minimum royalty payment of $75 thousand, escalated annually based on inflation, until the expiration date of the lease. During the year ended June 30,2022 we paid Elementis $186 thousand. No payments were made during the year ended June 30, 2023.

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

Asset Retirement Obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. We estimate these costs based upon internally generated information and information obtained from outside sources. These estimates are then inflated and discounted based on when the expenditures are expected to be incurred and recorded at fair value as an asset and corresponding liability on our consolidated balance sheet. Because these costs typically extend many years into the future, estimation is difficult and requires judgments that are subject to revisions based upon numerous factors, including inflation, changing technology and the political and regulatory environment in which we operate. Changes in cost estimates, discount rates, timing of abandonment activities or inflation, among others, could have a significant impact on our future results of operations or liquidity. We review our assumptions and estimates of future development and abandonment costs annually, or more frequently if circumstances change. See Note 5, “Asset Retirement Obligations” to our consolidated financial statements in Item 8 of this report.

Derivative Financial Instruments

We record derivative instruments on our consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. The related cash flow impact of our derivative activities is reflected as cash flows from operating activities unless the derivatives are determined to have a significant financing element at inception, in which case they are classified within financing activities. During the year ended June 30, 2023, we recognized a derivative related to the Convertible Note. The valuation methodology used as the basis of determining the amount allocated to the derivative instrument and the derivative gain was a with-and-without methodology utilizing a binomial lattice model (Level 3). This model required the use of assumptions that were subjective, and had different assumptions been used, the resulting derivative gain and amount reflected as a discount to the convertible note could have been materially different.

Share-Based Compensation

We apply a fair value-based method of accounting for stock-based compensation, which requires recognition in the financial statements of the cost of services received in exchange for equity awards. Compensation expense is based on the fair value on the grant or modification date and is recognized in our financial statements over the vesting period with a corresponding increase in additional paid-in capital. We utilize the Black-Scholes option-pricing model to measure the fair value of stock options and a Monte Carlo lattice-based model for our market-based restricted stock units. See Note 12, “Share Based Compensation,” to our consolidated financial statements in Item 8 of this report for a full discussion of our stock-based compensation.

New Accounting Requirements

See Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements in Item 8 of this report for a discussion of new accounting requirements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 5E Advanced Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of 5E Advanced Materials, Inc. and its subsidiaries (the “Company”) as of June 30, 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a Convertible Note which contains a financial covenant requiring the Company to maintain a cash balance of at least $10 million and available liquidity is expected to fall below $10 million in the latter part of calendar year 2023 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

August 30, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

5E Advanced Materials, Inc.

Hesperia, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of 5E Advanced Materials, Inc. (the “Company”) as of June 30, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company's auditor from 2021 through 2022.

Spokane, Washington

September 28, 2022

5E ADVANCED MATERIALS, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

	June 30,	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$20,323	$31,057
Prepaid expenses and other current assets	1,808	1,506
Total current assets	22,131	32,563
Mineral rights and properties, net	7,637	8,364
Construction in progress	67,553	25,625
Properties, plant and equipment, net	3,056	2,871
Reclamation bond deposit	309	1,086
Right of use asset	207	371
Other assets	6	6
Total assets	$100,899	$70,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,728	$7,212
Lease liabilities, current	136	164
Total current liabilities	8,864	7,376
Long-term debt, net	37,671	148
Lease liabilities	74	211
Asset retirement obligations	724	489
Total liabilities	47,333	8,224

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.01 par value; 180,000 shares authorized; 44,187 and 43,305 shares outstanding June 30, 2023 and 2022 respectively	441	433
Additional paid-in capital	191,113	169,593
Retained earnings (accumulated deficit)	(137,988)	(107,364)
Total stockholders’ equity	53,566	62,662
Total liabilities and stockholders’ equity	$100,899	$70,886

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the year ended June 30,
	2023	2022
Operating expenses:
Project expenses	$9,988	$12,902
General and administrative	25,365	54,684
Research and development	262	133
Impairment	908	—
Depreciation and amortization expense	184	112
Total operating expenses	36,707	67,831
Income (loss) from operations	(36,707)	(67,831)

Non-operating income (expense):
Other income	62	65
Interest income	1,147	3
Derivative gain (loss)	11,743	—
Interest expense	(6,854)	(6)
Other income (expense)	(15)	1,056
Total non-operating income (expense)	6,083	1,118

Income (loss) before income taxes	(30,624)	(66,713)

Income tax provision (benefit)	—	—
Net income (loss)	$(30,624)	$(66,713)

Net income (loss) per common share — basic and diluted	$(0.70)	$(1.63)
Weighted average common shares outstanding — basic and diluted	43,842	40,807

Comprehensive income (loss):
Net income (loss)	$(30,624)	$(66,713)
Reporting currency translation gain (loss)	—	(1,417)
Comprehensive income (loss)	$(30,624)	$(68,130)

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional	Accumulated		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at June 30, 2021	38,391	$384	$101,179	$1,417	$(40,651)	$62,329
Shares issued for:
Cash	1,760	18	26,291	—	—	26,309
Exercise of stock options	1,904	19	5,203	—	—	5,222
Consulting fees	1,250	12	31,021	—	—	31,033
Share issuance costs	—	—	(797)	—	—	(797)
Share based compensation	—	—	6,696	—	—	6,696
Net income (loss)	—	—	—	—	(66,713)	(66,713)
Other comprehensive income (loss), net of tax	—	—	—	(1,417)	—	(1,417)
Balance at June 30, 2022	43,305	$433	$169,593	$—	$(107,364)	$62,662
Shares issued for:
Exercise of stock options	835	8	3,458	—	—	3,466
Vesting of restricted share units	47	—	(44)	—	—	(44)
Share based compensation	—	—	4,953	—	—	4,953
Convertible note derivative liability reclassification	—	—	13,153	—	—	13,153
Net income (loss)	—			—	(30,624)	(30,624)
Balance at June 30, 2023	$44,187	$441	$191,113	$—	$(137,988)	$53,566

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the year ended June 30,
	2023	2022

Cash Flows From Operating Activities:
Net income (loss)	$(30,624)	$(66,713)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	184	112
Share based compensation	4,953	6,696
Common stock issued for consulting fees	—	31,033
Unrealized (gain) loss on convertible note derivative instrument	(11,743)	—
Impairment	908	—
Accretion of asset retirement obligations	37	9
Amortization of debt issuance costs and discount — convertible note	4,907	—
Amortization of right of use asset	164	125
Interest earned on reclamation bond	—	(1)
Net foreign exchange (gain) loss	—	(1,056)
Change in:
Prepaid expenses and other current assets	(302)	(1,347)
Accounts payable and accrued liabilities	821	2,533
Other assets	—	(6)
Net cash used in operating activities	(30,695)	(28,615)
Cash Flows From Investing Activities:
Construction in progress	(39,731)	(9,994)
Mineral rights and properties additions	—	(186)
Properties, plant and equipment additions	(352)	(1,220)
Reclamation bonds	776	—
Net cash used in investing activities	(39,307)	(11,400)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	60,000	—
Debt issuance costs	(4,160)	—
Payments on note payable	(38)	(112)
Proceeds from issuance of common stock	—	26,309
Share offering costs	—	(797)
Proceeds from exercise of stock options	3,466	5,222
Net cash provided by financing activities	59,268	30,622
Net increase (decrease) in cash and cash equivalents	(10,734)	(9,393)
Effect of exchange rate fluctuation on cash	—	(361)
Cash and cash equivalents at beginning of period	31,057	40,811
Cash and cash equivalents at end of period	$20,323	$31,057

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7	$6

Noncash Investing and Financing Activities:
Accounts payable and accrued liabilities change related to construction in progress	$2,197	$2,922
Interest paid through issuance of additional convertible notes	1,710	—
Construction in progress transferred to properties, plant and equipment	—	55
Equipment acquired with notes payable	—	206
Recognition of operating lease liability and right of use asset	—	283
Increase (decrease) in asset retirement costs	198	103

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

In accordance with the Scheme, all ordinary shares of ABR have been transferred to us and pursuant to the Scheme, we issued to the shareholders of ABR, either one share of our common stock for every ten ordinary shares of ABR or one CHESS Depositary Interests (“CDIs”) over our common stock for every one ordinary share of ABR, in each case, as held on the Scheme record date. We maintain an Australian Stock Exchange (“ASX”) listing for our CDIs, with each CDI representing 1/10th of a share of common stock. Holders of CDIs are able to trade their CDIs on the ASX under the symbol “5EA” and holders of shares of our common stock are able to trade their shares on NASDAQ under the symbol “FEAM.” All share and per share data presented in our consolidated financial statements have been retroactively adjusted to reflect a one for ten (1:10) exchange ratio (“Exchange Ratio”) of all of our issued and outstanding common stock. As a result of the reorganization, we became the parent company of ABR, and for financial reporting purposes the historical financial statements of ABR have become our historical financial statements as a continuation of the predecessor.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are presented in U.S. dollars.

Basis of Consolidation

The consolidated financial statements comprise the financial statements of 5E and its wholly owned subsidiaries, ABR, and 5E Boron Americas, LLC (formerly known as Fort Cady (California) Corporation) (“5EBA”). In preparing the consolidated financial statements, all intercompany balances and transactions, income and expenses and profit and losses resulting from intra-company transactions have been eliminated.

Going Concern

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing our analysis, we excluded certain elements of our operating plan that cannot be considered probable. The future receipt of potential funding from equity or debt issuances cannot be considered probable at this time because these plans are not entirely within our control as of the date of these consolidated financial statements. As discussed in Note 8, the Convertible Note contains a financial covenant requiring us to maintain a cash balance of at least $10 million. Our available liquidity is expected to fall below $10 million in the latter part of calendar year 2023 based on our most recently updated modified business plan, which includes an increase in Small-Scale Facility costs due to increases in third-party construction cost estimates. If our cash balance falls below $10 million, an event of default under the Convertible Note agreement would occur and, if not cured within 30 days, would result in the $61.7 million principal balance of Convertible Notes becoming immediately due and payable, of which we would not have the funds to repay unless additional financing is obtained.

Our plans include reduced spending and the pursuit of additional capital. Given that raising additional capital is not entirely within our control combined with our expectation of incurring significant operating and development costs in the foreseeable future, there exists

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Items that are subject to such estimates and assumptions include, but are not limited to, estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, estimation of future costs, useful life, and discount rates used to calculate our asset retirement obligations (“ARO”), assumptions used to value the embedded conversion option of our convertible note, and fair value of stock-based compensation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.

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

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

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

We use a Black-Scholes option valuation model to determine the grant date fair value our employee stock options and a Monte Carlo Simulation model to determine the grant date fair value of market-based stock grants. Both models use Level 2 inputs. See note 12—Share Based Compensation for a description of the inputs used.

Foreign Currency Translation

Functional and reporting currency—Items included in our consolidated financial statements and each of our subsidiaries are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). As of June 30, 2022, the U.S. dollar was the functional currency of ABR. The change in functional currency during fiscal year 2022 was due to all cash and cash equivalents, operating and capital costs being denominated in the U.S. dollar. The change in functional currency was applied prospectively effective July 1, 2022 in accordance with U.S. GAAP. To give effect to the change in functional currency, the assets and liabilities of entities with an Australian dollar functional currency on June 30, 2022 were converted into U.S. dollars at a fixed exchange rate of 1.454 U.S. dollars to one AUD dollar and the stockholders’ equity and accumulated deficit were converted at applicable historical rates. Our functional currency and the functional currency of 5EBA is the U.S. dollar. The reporting currency for these consolidated financial statements is U.S. dollars.

During the fourth quarter ended June 30, 2022, ABR transferred substantially all of its assets to us and has no ongoing operations. Accordingly, we recognized the remaining accumulated foreign currency translation adjustment of $248 thousand as a gain in our consolidated statement of operations and comprehensive income (loss) ("statement of operations").

Transactions in foreign currency—Transactions made in a currency other than the functional currency are remeasured to the functional currency at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the exchange rate at that date and non-monetary assets and liabilities are remeasured at historical rates. Foreign currency transaction gains and losses are included in profit or loss.

Translation to reporting currency—The results and financial position of entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:

•
Assets and liabilities are translated at the closing rate at the end of the reporting date;
•
Income and expenses are translated at average exchange rates, unless this average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions; and
•
All resulting exchange differences are recognized in other comprehensive income or loss.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity when acquired of three months or less. As of June 30, 2023 and 2022, cash and cash equivalents consisted of $20.3 million and $31.1 million, respectively, of funds held in bank accounts with financial institutions in the United States.

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

Mineral Rights and Properties and Exploration and Evaluation Costs—Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash consideration. Mineral lease payments are capitalized.

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

Impairment of Long-Lived Assets—The carrying amount of long-lived assets is reviewed for impairment when events and circumstances indicate that such assets might be impaired. An asset is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flows.

Properties, Plant and Equipment—Properties, plant and equipment are recorded at historical cost. Depreciation and amortization are provided in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. Expenditures for improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred.

Assets under construction (“Construction in progress”) include roads, fencing, tailings facility, equipment for our small-scale facility, injection-recovery wells, and land improvements and will be depreciated in accordance with our depreciation policy once placed in service.

Asset Retirement Obligations—Our mining, construction and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the related asset is removed from service. If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we record a liability (an ARO) on our consolidated balance sheet and capitalize the present value of the asset retirement cost in mineral rights and properties.

In general, the amount of the initial recorded ARO and the costs capitalized will equal the estimated future costs to satisfy the abandonment obligation assuming normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using the Company’s credit adjusted risk-free rate. After recording these amounts, the ARO is accreted to its future estimated value and the original capitalized costs are amortized using the straight line method over the estimated life of the related asset. Accretion of the liability is included in project expenses in the statement of operations and the amortization of the original capitalized costs are included in depreciation and amortization expense in our statement of operations (See Notes 2 and 5).

For activities that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. Environmental compliance costs related to maintaining our existing permits are expensed in the period incurred.

Certain asset retirement obligations are secured by either certificate of deposits or surety bonds held for the benefit of the state of California in amounts determined by applicable federal and state regulatory agencies. Reclamation bond deposits as of June 30, 2023 and 2022 were $309 thousand and $1,086 thousand, respectively.

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

Leases—We determine if a contractual arrangement is, or contains, a lease at the inception date. Right-of-use (“ROU”) assets and liabilities related to operating leases are separately reported in the consolidated balance sheet. We have made an accounting policy election to exclude short-term leases (leases with a term of 12 months or less and which do not include a purchase option that we are reasonably certain to exercise) from the balance sheet presentation.

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

Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

Financial Instruments—Our financial instruments consist of cash and cash equivalents, a convertible note, vehicle notes, and accounts payable and accrued liabilities. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these instruments, with the exception of the convertible note and vehicle notes, approximate their carrying value. See Note 8 for fair value information related to the convertible notes.

Share Based Compensation—The fair value of share based compensation awards is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period, with a corresponding increase in additional paid-in capital. In the case of a share based compensation award that is either canceled or forfeited prior to vesting, the amortized expense associated with the unvested awards is reversed. A forfeiture rate is not estimated when determining the fair value of the options on the grant date.

Loss per Common Share—Basic net loss per common share is computed by dividing net loss, by the weighted average number of common shares outstanding. Diluted loss per share includes any additional dilution from common stock equivalents. Diluted loss per share is not separately presented for the years ended June 30, 2023 and 2022, as the effect on the basic loss per share would be anti-dilutive.

Income Taxes—We use the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

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

Recently Issued and Adopted Accounting Pronouncements

In August 2020, FASB issued ASU No. 2020-06–Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

Entity’s Own Equity. The update addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. We adopted this standard during the quarter ended September 30, 2022. The adoption of this standard did not have an effect on our previously reported consolidated financial statements.

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

2. Mineral Rights and Properties, Net

We own surface properties and the associated mineral rights for the Fort Cady Project (the “Project”). We have capitalized the cost of drilling water supply wells, which provide water for the Project. For the years ended June 30, 2023 and 2022, we recognized hydrology income of $62 thousand and $62 thousand, respectively.

On October 1, 2011, 5EBA executed a 10-year net royalty lease agreement with Elementis Specialties, Inc. (“Elementis”) to explore, develop and mine boron and lithium on claims held by Elementis. During the year ended June 30, 2022, we extended the mineral lease agreement with Elementis until March 31, 2023. During the quarter ended March 31, 2023, we elected not to renew our mineral lease with Elementis and the mineral lease expired on March 31, 2023 resulting in the recognition of approximately $908 thousand of related impairment expense during the current quarter.

Mineral Interests and Properties consisted of the following at June 30.

	June 30,	June 30,
	2023	2022
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Mineral interest – Elementis lease	—	908
Asset retirement cost, net of accumulated amortization of $23 and $6 at June 30, 2023 and 2022, respectively(1)	357	176
Mineral rights and properties, net	$7,637	$8,364

(1) Asset retirement costs represent the carrying value of capitalized costs associated with asset retirement obligations discussed in Note 5.

3. Construction in Progress

Construction work in progress represents the equipment which has been acquired and is not in use and prepayments for design, engineering, and construction services in relation to the development of the Project. Construction in Progress consisted of the following.

	June 30,	June 30,
	2023	2022
	(in thousands)
Engineering services	$9,122	$8,656
Equipment	31,692	13,548
Construction	21,579	—
Injection and recovery wells	4,002	3,421
Capitalized interest	1,158	—
Total construction in progress	$67,553	$25,625

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

4. Properties, Plant and Equipment

Properties, plant, and equipment consisted of the following.

	Depreciation	Estimated useful	June 30,	June 30,
Asset category	method	life (in years)	2023	2022
			(in thousands)
Land	N/A	—	$1,533	$1,533
Buildings	Straight-line	7-15	873	873
Vehicles	Straight-line	3-5	345	276
Plant and equipment	Straight-line	5-10	623	340
			3,374	3,022
Less accumulated depreciation			(318)	(151)
Properties, plant and equipment, net			$3,056	$2,871

We recognized depreciation expense of $184 thousand and $112 thousand for the years ended June 30, 2023 and 2022, respectively. Included in depreciation expense was amortization related to asset retirement costs (Note 2) of $17 thousand and $6 thousand for the years ended June 30, 2023 and 2022, respectively.

5. Asset Retirement Obligations

The change in our ARO for the years ended June 30 is set forth below.

	June 30,	June 30,
	2023	2022
	(in thousands)
Asset retirement obligation — beginning of period	$489	$377
Obligation incurred during the period	31	106
Revisions to previous estimates (1)	167	(3)
Accretion	37	9
Asset retirement obligation — end of period	$724	$489

(1)Revisions are primarily due to changes in estimated costs and timing of expected abandonment.

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

A summary of our leases including short-term leases follows.

		Weighted
		Average	Weighted
		Remaining	Average	Cash Paid for Rent		Rent Expense
	Lease	Lease Term	Discount	Year ended,
	Inception	(in years)	Rate	2023	2022	2023	2022
Operating leases				(in thousands)
Office space	2021 - 2022	1.5	1.80%	$165	$92	$165	$93
Other operating leases	2021	0.0	0.07%	3	32	3	32
Total operating leases				168	124	168	125

Short term leases	N/A	N/A	N/A	15	57	15	57

Total for all leases				$183	$181	$183	$182

Reported rent expense:
Project expenses						$60	$57
General and administrative						123	125

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

Future minimum annual lease payments under our existing lease agreements are as follows.

(in thousands)
Fiscal year 2024	$140
Fiscal year 2025	74
Total	214
Less imputed interest	(4)
Net lease liability	210
Current portion	136
Long-term portion	$74

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following.

	June 30,	June 30,
	2023	2022
	(in thousands)
Accounts payable - trade (1)	$1,492	$3,459
Accrued expenses	1,350	1,489
Accrued capital expenditures	3,386	1,446
Accrued payroll	1,072	780
Accrued interest	1,388	—
Current portion of debt	40	38
Accounts payable and accrued liabilities	$8,728	$7,212

(1) Includes $699 thousand and $1.6 million related to construction in progress at June 30, 2023 and 2022, respectively.

8. Debt

Debt consisted of the following.

	June 30,	June 30,
	2023	2022
	(in thousands)
Convertible note	$61,710	$—
Vehicle notes payable	148	186
Total debt	61,858	186
Current portion of debt	40	38
Long-term debt	61,818	148
Unamortized convertible note discount — embedded conversion feature	(20,691)	—
Unamortized debt issuance costs - convertible note	(3,456)	—
Long-term debt, net	$37,671	$148

Convertible Note

On August 11, 2022, we executed a $60 million private placement of Senior Secured Convertible Note (“the Note” or “Convertible Note”), with Bluescape Energy Partners (“Bluescape”). The Note, which is convertible into our common stock and matures in August 2027, closed on August 26, 2022. At our election, the Note bears interest at an annual rate of 4.50% if paid in cash, or at an annual rate of 6.00% if paid through the issuance of additional notes, contains a financial covenant requiring us to maintain a cash balance of at least $10 million, and is secured by a security interest in substantially all of our assets. The purchaser may convert the Note at any time before August 2027 at a conversion price of $17.60 (“Conversion Price”). We have the right, at any time on or before the twenty-four (24) month anniversary of the closing date of the Note (“Closing Date”), to convert the Note to our common stock in whole or in part if the closing price of our common stock is at least 200% of the Conversion Price of the Note (“Threshold Price”) for each of the twenty (20) consecutive trading days prior to the time we deliver a conversion notice. The Threshold Price for our right to convert the Note decreases to 150% after the twenty-four (24) month anniversary of the Closing Date and on or before the thirty-six (36) month anniversary of the Closing, and to 130% at any time after the thirty-six (36) month anniversary of the Closing Date.

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

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

		August 26,
	June 30	2022
	2023	(Inception)
	(in thousands)
Fair value of convertible note (Level 2)	$40,316	$35,104
Fair value of embedded conversion feature (Level 3)	—	24,896
Total fair value of convertible note instrument	$40,316	$60,000

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

		August 26,
	June 30,	2022
	2023	(Inception)
Risk-free interest rate	4.4%	3.2%
Volatility	50.0%	40.0%
Debt rate	17.5%	17.3%

The provision resulting in the separate derivative accounting for the conversion feature expired November 26, 2022, and accordingly, the fair value of the convertible note derivative at expiration of the provision was transferred to additional paid-in capital (see Note 9).

Vehicle Notes Payable

Payments on the vehicle notes are $40, $42, $44 and $22 (all thousands) over the next four years and bear interest at 3.9%.

Interest Expense

The components of interest expense recognized during the years ended June 30 follows.

	Year ended June 30,
	2023	2022
	(in thousands)
Convertible note interest	$3,098	$—
Vehicle notes payable interest	7	6
Amortization of debt issuance costs and discount — convertible note	4,907	—
Gross interest expense	8,012	6
Less: amount capitalized to construction in progress	1,158	—
Interest expense, net of amounts capitalized	$6,854	$6

Effective interest rate — convertible note	25.25%	—

9. Convertible Note Derivative

The convertible note derivative related to the Convertible Note described above and was valued upon initial recognition at fair value using a with-and-without methodology utilizing a binomial lattice model (Level 3). Prior to its derecognition, the convertible note derivative was re-measured at fair value at each period end using a Black-Scholes option valuation model with the resulting gain or loss recognized in the statement of operations. As described above in Note 8, the fair value of the convertible note derivative was transferred to additional paid-in capital during the three months ended December 31, 2022.

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

The components of changes to the fair value of the convertible note derivative for the year ended June 30, 2023 are summarized below.

(in thousands)
Convertible note derivative — June 30, 2022	$—
Additions	24,896
Fair value adjustment (gain) loss	(11,743)
Reclassified to additional paid-in capital	(13,153)
Convertible note derivative — June 30, 2023	$—

10. Equity

We are authorized to issue up to 180,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value, $0.01 per share. We have no outstanding shares of preferred stock. During the years ended June 30, 2023 and 2022, we issued 882 thousand and 4.9 million shares of our common stock for cash proceeds of $3.4 million and $31.5 million, respectively. Share issue costs of $797 thousand were incurred during the year ended June 30, 2022.

11. Net Loss Per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share as the effect of including dilutive securities in the calculation would be antidilutive. For the years ended June 30, 2023 and 2022, respectively, stock options of 4,724 thousand and 5,092 thousand were excluded from the computation of diluted loss per share as our reported net losses for those periods would be antidilutive.

12. Share Based Compensation

For the years ended June 30, our share based compensation expense included in general and administrative expense consisted of the following.

	2023	2022
	(in thousands)
Share based compensation expense — service based
Employee share option plan	$3,064	$5,812
2022 Equity Compensation Plan — Options	934	—
2022 Equity Compensation Plan — PSU's	101	—
2022 Equity Compensation Plan — RSU and DSU's	854	646
Total service based compensation	4,953	6,458
Options issued to suppliers	—	238
Consulting stock awards	—	31,033
Total share based compensation expense	$4,953	$37,729

As of June 30, 2023, we had approximately $5.5 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that is expected to be recognized over a weighted average 1.7 years.

2022 Equity Compensation Plan

In March 2022, our Board of Directors adopted the 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (the “Incentive Plan”). A total of 2.5 million shares of common stock are reserved for issuance under the Incentive Plan. The Incentive Plan authorized the grant of stock options, restricted share units, performance share units, director share units, performance cash units and other equity-based awards. Our Compensation Committee determines the exercise price for stock options and other equity-based awards, which may not be less than the fair market value of our common stock on the date of grant. As of June 30, 2023, approximately 1.4 million shares of common stock were available for issuance under the Incentive Plan. It is our policy to issue new shares of common stock to satisfy stock option exercises.

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

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

Option Awards

The fair value of stock option awards granted to directors, officers, employees and/or consultants are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the grant date. Volatility is determined using the Company's historical stock price information. The significant assumptions used to estimate the fair value of stock option awards granted during the years ended June 30, 2023 and 2022, respectively, using the Black-Scholes option valuation model are as follows.

Year ended Year ended June 30,
	2023	2022
Exercise price	$7.73 - $25.62	$14.62 - $18.27
Share price	$4.24 - $18.03	$9.87 - $12.35
Volatility	79% - 105%	69% - 85%
Expected term in years	5 - 10	0.9 to 3.9
Risk-free interest rate	2.91% - 3.56%	0.1% - 1.5%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented. During the year ended June 30, 2023, the intrinsic value of options exercised was $6.2 million. The number of options granted by ABR have been adjusted for the Exchange Ratio and the exercise prices have been converted to U.S. dollars using a rate of 1.368 U.S. dollars to one AUD dollar, the exchange rate that existed on the date prior to implementation of the Scheme.

	Year ended Year ended June 30,
	2023		2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	4,874	$9.67	5,554	$5.19
Granted	800	16.67	1,700	15.39
Exercised	(835)	4.15	(1,904)	2.75
Expired/forfeited	(652)	17.42	(476)	5.48
Outstanding at end of the period	4,187	10.91	4,874	9.67

Vested at the end of the period	3,349	$9.82	3,367	$7.30
Unvested at the end of the period	838	15.23	1,507	6.05

	Year ended Year ended June 30,
	2023		2022
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	1,507	$6.05	270	$5.79
Granted	800	7.11	1,700	6.26
Vested	(1,177)	5.88	(463)	4.65
Expired/forfeited	(292)	8.26	-	-
Unvested at end of the period	838	6.42	1,507	6.05

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

The following table provides information about stock options outstanding and exercisable at the end of each period presented.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding and exercisable at:
June 30, 2023	3,349	$9.82	1.4	$-
June 30, 2022	3,367	7.30	1.1	24,568

Full Value Awards (Restricted Share Units, Performance Share Units and Director Share Units)

The following table summarizes the activity related to full value awards during the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at July 1, 2021	—	$—	—		$—	—
Granted	48.8	18.03	19.2	(1)	—	68.0
Non-vested shares/units outstanding at July 1, 2022	48.8	18.03	19.2		—	68.0
Granted	322.5	8.97	181.4	(2)	7.93	503.9
Vested	(61.1)	12.66	—		—	(61.1)
Forfeited	(100.4)	15.70	(61.5)		10.92	(161.9)
Non-vested shares/units outstanding at June 30, 2023	209.8	$6.78	139.1		$7.20	348.9

(1) During the year ended June 30, 2022, we granted approximately 19.2 thousand performance share units, which based on the generating cumulative revenues of at least $90 million during the period July 1 , 2022 through June 30, 2025, could vest within a range of 0% to 150%. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance target over the period.

(2) During the year ended June 30, 2023, we granted approximately 181.4 thousand performance share units, which based on the achievement of certain operational targets, could vest within a range of 0% to 100%. The operational targets are; 1) commissioning and operation of the small-scale facility; 2) obtaining formation flow, head grade and impurity profile data from the small-scale facility; and 3) generate product data to ensure process design for detailed engineering. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

Consulting Stock Awards

Pursuant to an agreement ABR had in place with its U.S.-based advisory board Blue Horizon Advisors LLC (“BHA”), we issued 400,000 shares of common stock to BHA in March 2022 upon the listing of our shares on the NASDAQ. The fair value of these shares of $13.2 million was recognized as share based compensation and included in general and administrative expenses in the consolidated statement of operations for the year ended June 30, 2022.

Additionally, during the year ended June 30, 2022, we issued a total 600,000 shares to BHA, pursuant to the terms of the Advisory Agreement dated April 16, 2021 and as consideration for Advisory Board services provided. Share based compensation recognized related to these issuances was $10.0 million and is included in general and administrative expense in our consolidated statement of operations.

The agreement also included a provision enabling BHA to earn an additional 1,000,000 shares of common stock upon meeting four different market-based milestones (250,000 shares per milestone). The market-based milestones were based on our common stock achieving a ten-day volume weighted average price of $21.94, $29.25, $36.57, and $43.88 before December 31, 2022. The first milestone was reached in March 2022. The fair value of these awards was determined using a Monte Carlo Simulation valuation

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

model, which incorporates assumptions as to stock price volatility, the expected life of awards, a risk-free interest rate and dividend yield. During the year ended June 30, 2022, we recognized related share based compensation expense of $7.8 million in general and administrative expense in our consolidated statement of operations as all services required for the awards have been fulfilled.

The assumptions used to estimate the fair value of the market-based stock grants under the Monte Carlo Simulation model for the period ended June 30, 2022 are as follows.

Hurdle stock price	$21.94	$29.25	$36.57	$43.88
Volatility	76.82%	76.82%	76.82%	76.82%
Expected term in years	1.12	1.12	1.12	1.12
Risk-free interest rate	0.22%	0.22%	0.22%	0.22%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value per share	$10.68	$9.01	$6.63	$4.88

13. Defined Contribution Plan

We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all of our employees that have attained the age of 21 and have completed three months service with us. We match employee deferrals 100% up to 4% and 50% up to 6% of an employee’s eligible earnings, subject to limitations imposed by the IRS. Our contributions to this plan were $206 thousand and $128 thousand for the years ended June 30, 2023 and 2022, respectively.

14. Commitments and Contingencies

Purchase Obligations

As of June 30, 2023, we had purchase order commitments of $7.3 million in respect of construction works in progress, drilling, and technical reports.

Litigation

On July 17, 2023, we filed a complaint (the “Complaint”) against Matrix Services Inc. (“Matrix”) in the United States District Court for the Central District of California, Eastern Division, alleging, among other things, numerous breaches by Matrix of its contractual obligations to 5EBA under the Procurement and Construction Contract, effective April 26, 2022, by and between 5EBA and Matrix, relating to the construction of the SSF in California (the “Contract”). On August 10, 2023, Matrix filed an answer to the Complaint as well as a counterclaim for, among other things, alleged breaches by 5EBA of its contractual obligations to Matrix under the Contract and has requested relief in the approximate amount of $5,500,000. We plan on filing a response disputing the counterclaims asserted by Matrix and reaffirming the grounds for recovery raised in the Complaint. This case is still its early stages, and discovery has begun and is ongoing. An estimate of reasonably possible losses, if any, cannot be made at this time.

15. Income Taxes

We did not record a U.S. federal or state income tax benefit for losses incurred during the years ended June 30, 2023 and 2022. We have concluded that it is more likely than not that our deferred tax assets will not be realized which resulted in the recording of a full valuation allowance during those periods.

Domestic and foreign components of loss before income taxes for the years ended June 30 are as follows.

	2023	2022
	(in thousands)
United States	$30,624	$51,234
Australia	—	15,479
Total net loss	$30,624	$66,713

The following table presents a reconciliation of the United States statutory income tax rate to our effective income tax rate for the years ended June 30.

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

	2023	2022
	($ in thousands)
Loss before income taxes	$30,624	$66,713
Statutory income tax rate	21%	21%
Income tax benefit at statutory tax rates	$6,431	$14,010
State income tax benefit	1,755	2,801
Foreign rate differential	—	822
Share based compensation	(185)	(751)
Disallowed exploration costs	—	(861)
Nondeductible interest on convertible note	(649)	—
Tax return true up	(1,769)	—
Impact of change in functional currency	(743)	—
Other	(256)	97
Change in valuation allowance	(4,584)	(16,118)
Income tax benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes at June 30 are as follows.

	2023	2022
Deferred tax assets:	($ in thousands)
Net operating loss carryforward	$18,781	$14,282
Amortization of exploration expenditures	8,437	6,423
Unrealized loss - translation	—	308
Share based compensation	2,796	1,946
Other deferred tax assets	740	867
Total deferred tax assets	30,754	23,826
Less: valuation allowance	(24,791)	(23,671)
Deferred tax assets, net of valuation allowance to offset	5,963	155
Deferred tax liabilities:
Debt	(5,773)	—
Depreciation	(33)	(53)
Other deferred tax liabilities	(157)	(102)
Net deferred tax assets	$—	$—

As of June 30, 2023, we had U.S. federal, state, and Australian net operating loss (“NOL”) carryforwards of $59.0 million, $52.0 million and $9.2 million, respectively. As of June 30, 2022, we had U.S. federal, state, and Australian NOL carryforwards of $35.1 million, $29.2 million and $16.2 million, respectively. U.S. net operating loss carryforwards for the periods arising before December 31, 2018 have a 20 year carryforward, the earliest of which could expire in 2037. The amount of the post-tax reform U.S. federal NOL generated after tax year 2017, of approximately $59.0 million, can be carried forward indefinitely. California net operating losses have a 20-year carryforward, the earliest of which could expire beginning in 2037. Australia can carryforward all its NOL indefinitely.

The utilization of our net operating loss or tax attributes may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the attributes before utilization. The tax attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations so apply, we will adjust the tax attributes accordingly. We face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382.

We evaluate both the positive and negative evidence available to determine the realizability of our deferred tax assets. As of June 30, 2023 and 2022, we had a valuation allowance of $24.8 million and $23.7 million, respectively, of which both primarily relate to net operating losses and exploration costs.

5E Advanced Materials, Inc.

Notes to Consolidated Financial Statements

Changes in the balance of our deferred tax asset valuation allowance during the years ended June 30 were as follows:

	2023	2022
	($ in thousands)
Valuation allowance	$1,120	$15,730

We had no unrecognized tax benefits as of June 30, 2023 or 2022. We recognize interest accrued related to unrecognized tax benefits and penalties in our income tax provision, if applicable. We have not recognized any interest or penalties in the fiscal years presented in these financial statements. We are subject to income tax in the U.S. federal jurisdiction, State of California and Australia. Tax years 2019 and forward remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Remediation of Previously Reported Material Weakness

During our fiscal year end June 30, 2022, management identified a material weakness in our internal control over financial reporting related to a lack of segregation of duties in the administrative rights of our accounting system. During the quarter ended December 31, 2022, we finalized the design and implementation of the controls to address the material weakness as highlighted below. During the quarter ended June 30, 2023, we finalized testing of the operating effectiveness of the relevant controls. Specifically, the Company took the following steps to remediate this material weakness and concluded that the material weakness was remediated as of June 30, 2023:

•
implemented a new accounting system that automates and standardizes system access, including the use of an automated workflow for the preparation and review of journal entries,
•
added additional resources, and
•
enhanced existing segregation of duties controls within the Company’s accounting processes and systems.

The applicable measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than as set forth above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Information about our Executive Officers

The following table sets forth, as of August 29, 2023, the names and ages of our executive officers, including all offices and positions held by each officer for at least the past five years. There are no family relationships between our executive officers or between any of our directors and any of our executive officers.

Name	Age	Position
Susan Brennan	61	President, Chief Executive Officer and Director
Paul Weibel, CPA	39	Chief Financial Officer, Treasurer and Corporate Secretary

Ms. Brennan was appointed Chief Executive Officer and President in March 2023 and a Director in June 2023. Previously, Ms. Brennan has served as the President of Susan Brennan Leadership, LLC, a consulting firm that advises companies in the energy, automotive, and technology industries, since October 2022. Before launching Susan Brennan Leadership, LLC, Ms. Brennan served as the President and Chief Executive Officer of Romeo Power, an energy technology leader delivering electrification solutions for complex commercial vehicle applications, from August 2021 to October 2022. From November 2013 to August 2021, Ms. Brennan served as the Chief Operations Officer of Bloom Energy Corporation. Previously, she spent decades in a variety of leadership positions in the automotive manufacturing industry, including at Nissan North America, the Ford Motor Company, and the Douglas and Lomason Company. Ms. Brennan holds a MBA in Economics from the University of Nebraska at Omaha and a Bachelor of Science in Microbiology from the University of Illinois-Campaign-Urbana.

Paul Weibel is an active Certified Public Accountant and was appointed Chief Financial Officer and Treasurer of 5E Advanced Materials, Inc. in November 2021, Chief Financial Officer of Fort Cady (California) Corporation in May 2021, and director of Fort Cady (California) Corporation in April 2022. Paul was appointed Corporate Secretary in June 2023. Paul served as Corporate Secretary of Fort Cady (California) Corporation from August 2021 to April 2022 and Treasurer since April 2022. Previously, Paul was the Financial Controller of Genlith, Inc. from January 2017 to May 2021 and Finance Director of the Schooner Investment Group LLC from July 2014 to December 2014.

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

Our Board of Directors currently consists of six members, as set forth in the table below. Each of our directors is subject to election each year at our annual meeting of shareholders. Our Certificate of Incorporation and Bylaws do not limit the number of terms a member may be re-elected as a director.

The following table sets forth, as of August 29, 2023, the names and ages of the members our Board of Directors. Biographies of each director are included below the table.

Name	Age	Current Position
David Jay Salisbury	71	Chairman of the Board
Susan Brennan	61	President, Chief Executive Officer and Director
Stephen Hunt	60	Director
Sen Ming Lim	49	Director
H. Keith Jennings	52	Director
Graham van’t Hoff	60	Director

Board Skills Matrix

	David Jay Salisbury	Susan Brennan	Stephen Hunt	H. Keith Jennings	Sen Ming (Jimmy) Lim	Graham van’t Hoff	Total
Executive Leadership	✓	✓	✓	✓	✓	✓	6
Mining/Rare Earth Minerals/Specialty Chemicals Industry Experience	✓			✓		✓	3
Business Operations	✓	✓		✓		✓	4
Strategic Development/Planning	✓	✓	✓	✓	✓	✓	6
Corporate Governance				✓		✓	2
Financial and Accounting				✓			1
Marketing, Branding and Consumer Insights		✓					1
Capital Markets				✓	✓		2
ESG Leadership	✓	✓		✓		✓	4
M&A Experience		✓		✓	✓	✓	4
International Experience	✓	✓	✓	✓	✓	✓	6

Board Diversity Matrix (as of August 29, 2023)

Total Number of Directors: 6

Part I: Gender Identity	Female	Male	Nonbinary	Did Not Disclose
Directors	1	5	—	—
Part II: Demographic Background	—	—	—	—
African American or Black	—	1	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	4	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

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

Our Board has determined that each of Messrs. Salisbury, Hunt, Jennings, and van’t Hoff qualifies as an “independent director” as defined under the rules of the Nasdaq. Ms. Brennan and Mr. Lim are not independent. Our Board also has determined that Messrs. Jennings, Hunt, and Salisbury, who comprise our Audit Committee, Messrs. van’t Hoff and Jennings, who comprise our Compensation Committee, and Messrs. Salisbury and van’t Hoff , who comprise our Nominating and Corporate Governance Committee, satisfy the independence standards for such committees established by the SEC and the rules of the Nasdaq, as applicable. In making such determinations, our Board considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director and any institutional stockholder with which he or she is affiliated.

Board Leadership Structure

Our Corporate Governance Guidelines provide that the Board will determine the Board leadership structure in a manner that it determines to be in the best interests of the Company and its stockholders. The Chairman of the Board and CEO positions may, but need not be, filled by the same individual. At this time, the offices of the Chairman of the Board and the CEO are not combined. If the offices were combined, the Board would appoint a lead independent director to coordinate the activities of the other independent directors and to perform such other duties and responsibilities as the Board may determine.

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

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of our Board are described below. Copies of the charters of the committees are available on the investor relations page of our website at https://5eadvancedmaterials.com/investors/corporate-governance/. The information in or accessible through our website is not incorporated into, and is not considered part of, this 10-K. Members serve on these committees until their resignation or until otherwise determined by our Board. Our Board may establish other committees as it deems necessary or appropriate from time to time.

The following table provides membership and meeting information for 2023 for each of these committees of our Board with directors marked with an asterisk (*) identified as committee chair:

Name	Audit	Nominating and Corporate Governance	Compensation
David Jay Salisbury	✓	✓
Stephen Hunt	✓
H. Keith Jennings	✓*		✓
Sen Ming (Jimmy) Lim
Graham van’t Hoff		✓*	✓*
Susan Brennan

Audit Committee

Messrs. Jennings, Hunt and Salisbury are the members of the Audit Committee. Mr. Jennings is the Chairman of the Audit Committee. Each proposed member of the Audit Committee qualifies as an independent director under the Nasdaq corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Our Board has determined that Mr. Jennings qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each of the members is able to read and understand fundamental financial statements, as defined under the rules of the Nasdaq.

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

The Audit Committee held a total of 5 meetings during the fiscal year ended June 30, 2023. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Name	Meetings Attended	Eligible to Attend
David Jay Salisbury*	3	3
Stephen Hunt*	5	5
H. Keith Jennings*	3	3
Sen Ming (Jimmy) Lim	2	2

*current member

Compensation Committee

Messrs. van’t Hoff and Jennings are the members of the Compensation Committee. Mr. van’t Hoff is the Chairman of the Compensation Committee. All of the members of the Compensation Committee are independent directors and are considered to be a “non-employee director” under Rule 16b-3 of the Exchange Act.

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

The Compensation Committee held a total of 4 meetings during the fiscal year ended June 30, 2023. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Name	Meetings Attended	Eligible to Attend
Graham van’t Hoff*	2	2
H. Keith Jennings*	2	2
David Jay Salisbury	2	2
Stephen Hunt	2	2

*current member

Nominating and Corporate Governance Committee

Messrs. Salisbury and van’t Hoff are members of the Nominating and Governance Committee. Mr. van’t Hoff is the Chairman of the Nominating and Corporate Governance Committee. All of the members of the Nominating and Governance Committee are independent directors.

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

The Nominating and Corporate Governance Committee held a total of 4 meetings during the fiscal year ended June 30, 2023. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Name	Meetings Attended	Eligible to Attend
David Jay Salisbury*	4	4
Graham van’t Hoff*	2	2
Sen Ming (Jimmy) Lim	2	2

*current member

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

Corporate Governance Guidelines and Code of Business Conduct

We have adopted Corporate Governance Guidelines and a written Code of Business Conduct, which are available on our website at https://5eadvancedmaterials.com/investors/corporate-governance/. The information in or accessible through our website is not incorporated into, and is not considered part of, this 10-K.

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

Stockholder Communications

Any stockholder or other interested party who wishes to communicate with our Board or any individual director may send written communications to our Board or such director, care of 5E Advanced Materials, Inc., 9329 Mariposa Road, Suite 210, Hesperia, California, 92344, Attention: Corporate Secretary. Our Corporate Secretary shall initially review and compile all such communications and may summarize such communications prior to forwarding to the appropriate party. Our Secretary will not forward communications that are not relevant to the duties and responsibilities of the Board. The Board will generally respond, or cause the Company to respond, in writing to bona fide communications from stockholders addressed to one or more members of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require that the Company disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors, executive officers, and beneficial owners of more than ten percent of the Company’s stock. The Company has undertaken responsibility for preparing and filing the stock ownership forms required under Section 16(a) of the Securities and Exchange Act of 1934, as amended, on behalf of its officers and directors. Based upon a review of forms filed and information provided by the Company’s officers and directors, we believe that all Section 16(a) reporting requirements were met during fiscal year 2023, except for the following (i) each member of the Board of Directors have not filed a Form 4 with respect to their director grants received on June 29, 2022 and July 1, 2022; and (ii) each executive officer has not filed a Form 4 with respect to their employee grants received on May 9, 2022, June 29, 2022, August 15, 2022, and September 1, 2022. These late filings are not due to the fault of any of the individuals above.

Australian Corporate Governance Statement

The Board is committed to complying with the highest standards of corporate governance to ensure that all of its business activities are conducted fairly, honestly and with integrity in compliance with all applicable laws. The Board considers that the Company’s corporate governance framework is generally consistent with the 4th Edition of the Corporate Governance Principles and Recommendations of the ASX Corporate Governance Council (“ASX Principles and Recommendations”).

The Company has prepared a Corporate Governance Statement to explain how it complies with the ASX Principles and Recommendations on an “if not, why not” basis. Where the Company’s practices depart from a recommendation, the Company discloses the departure along with the reasons for adopting an alternate practice.

The Corporate Governance Statement is available on our website at https://5eadvancedmaterials.com/investors/corporate-governance/

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of August 29, 2023, by each person, or group of affiliated persons, known to the Company to own beneficially more than 5% of the Company’s outstanding Common Stock, each director and director nominee, each named executive officer, and all the executive officers and directors of the Company as a group. Unless otherwise indicated in the footnotes to the table, the address of each such person is care of the Company, 9329 Mariposa Road, Suite 210, Hesperia, California 92344.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of October 27, 2022, are deemed outstanding for purposes of computing the percentage beneficially owned by such holder, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the stockholders listed in the table. The percentage for each beneficial owner is calculated based on (i) the aggregate number of shares reported to be owned by such group or individual and (ii) the aggregate number of shares of Common Stock outstanding as of August 29, 2023 was 44,218,406.

Name	Shares of Common Stock Owned(1)	Right to Acquire Beneficial Ownership in Number of Common Stock(2)	Total Common Stock Beneficially Owned	Percent of Outstanding Common Stock(1)(2)
Executive Officers
Susan Brennan	—	—	—	*
Paul Weibel	—	103,063	103,063	*
Directors
David Salisbury	17,387	200,000	217,387	*
Stephen Hunt(3)	145,131	—	145,131	*
H. Keith Jennings	6,229	—	6,229	*
Sen Ming (Jimmy) Lim(4)	5,135,189	—	5,135,189	12%
Graham van’t Hoff	9,591	—	9,591	*
All directors and named executive officers as a group (seven persons)	5,313,527	303,063	5,616,590	13%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock.

(1)	Includes shares of Common Stock that may be represented by CDIs.

(2)	Includes Common Stock that may be acquired through the exercise of stock options that are currently exercisable or will be exercisable within 60 days of August 29, 2023.

(3)

Includes 82,797 shares of our Common Stock held by Mr. Hunt individually, 20,834 shares of our Common Stock held in Mr. Hunt’s superannuation fund, and 41,500 shares of our Common Stock held by Minerals and Metals Pty Ltd., a corporation of which Mr. Hunt is the sole stockholder and director.

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

The following table sets forth the information for each person deemed to beneficially own 5% or more of our outstanding Common Stock, based on information regarding the beneficial ownership of Common Stock available to us as of August 29, 2023. The table also sets out the names of all persons (of which the Company is aware) who are substantial holders in the Company within the meaning of section 671B of the Corporations Act and the number of Shares in which each substantial holder has an interest.

Name and Address of Beneficial Owner	Number of Shares	Percentage of Outstanding Common Stock(1)
Virtova Capital Management Limited(2)	5,128,206	11.60%
Room 1104, Crawford House, 70 Queen’s Road Central
Central, Hong Kong, SAR
Atlas Precious Metals Inc.(3)	4,092,000	9.25%
100 King Street, W#1600
Toronto, Ontario, M5X1G5, Canada
Mayfair Ventures Pte Ltd(4)	3,563,954	8.06%
62 Ubi Road 1,
02-01 Oxley Bizhub 2, Singapore, 408734
BEP Special Situations IV LLC(5)	3,611,438	8.17%
300 Crescent Court, Suite 1860
Dallas, TX 75201

1)

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

Australian Disclosure Requirements

In addition to the Company’s primary NASDAQ listing, Common Stock are also quoted in the form of CDIs on the ASX and trade under the code “5EA”. As part of our ASX listing, we are required to comply with certain of the disclosure and other obligations set out in the ASX Listing Rules. The following information is provided in accordance with the requirements of the ASX and the ASX Listing Rules (where that information has not been provided elsewhere in this Annual Report).

Place of Incorporation and Restrictions on the Acquisition of Securities

The Company is incorporated in the State of Delaware in the United States of America and is registered as a foreign company in Australia under the Corporations Act (ARBN 665 137 170). As a foreign company, the Company is not subject to Chapters 6, 6A, 6B or 6C of the Corporations Act (dealing with the acquisition of its shares, including substantial holdings and takeovers).

Under the Delaware General Corporation Law, shares in the Company are generally freely transferable. Transfers may, however, be subject to restrictions imposed by United States federal or state securities laws, by the Company’s certificate of incorporation or bylaws, or by an agreement signed with the holders of shares on issue.

The Company’s certificate of incorporation and bylaws do not impose any specific restrictions on the transfer of the Company’s shares. Transfers of the Company’s shares will be made only on the transfer books of the Company or by a transfer agent designated to transfer the Company’s shares.

Repurchases of the Company’s securities are governed by the safe harbor provisions set forth in Rule 10B-18 of the Securities Exchange Act of 1934. However, provisions of the Delaware General Corporation Law, the Company’s certificate of incorporation and the Company’s bylaws could make it more difficult to acquire the Company by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and directors of the Company. These provisions could discourage certain types of coercive takeover practices and takeover bids that the Company’s board may consider inadequate and encourage persons seeking to acquire control of the Company to first negotiate with the Board.

Issued Capital

As of July 31, 2023, the Company had 44,218,406 shares of Common Stock on issue, of which:

•
14,017,918 shares of Common Stock were held by 20 stockholders, and quoted on NASDAQ. (Note: The actual number of stockholders is greater than this number and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of active holders of record also do not include holders whose shares may be held in trust by other entities.); AND
•
30,200,488 shares of Common Stock were held by CHESS Depositary Nominees Pty Ltd (as Depositary Nominee) on behalf of 3,991 CDI holders, representing 302,004,880 CDIs quoted on ASX.

In addition, as of July 31, 2023, the Company had the following unquoted securities on issue which entitle the holder (upon vesting) to be issued Common Stock:

•
4,187,333 unquoted options, held by 25 option holders;
•
11,103 Director Share Units, held by 3 directors of the Company pursuant to the Company’s 2022 Equity Compensation Plan;
•
148,248 Restricted Share Units, held by 12 employees and directors of the Company pursuant to the Company’s 2022 Equity Compensation Plan;
•
139,184 Performance Share Units, held by 12 employees and directors of the Company pursuant to the Company’s 2022 Equity Compensation Plan; and
•
60,000 Convertible Notes held by Bluescape pursuant to the Convertible Note Purchase Agreement.

Voting Rights

Each holder of Common Stock is entitled to one vote per Common Stock held. Holders of CDIs are entitled to receive notice of, and to attend as guests (but not vote at) meetings of stockholders. Holders of CDIs are the beneficial owner of one share of Common Stock for every 10 CDIs held. The Depositary Nominee (or its custodian) is the legal holder of the Common Stock underlying the CDIs.

As the beneficial owners, holders of CDIs may:

•
direct the Depositary Nominee (or its custodian) how to vote the Common Stock represented by their CDIs by completing the CDI Voting Instruction Form that accompanies the relevant notice of meeting or proxy statement; or
•
appoint themselves (or another person) to be the Depositary Nominee’s proxy with respect to the Common Stock represented by their CDIs for the purposes of attending and voting at the meeting by completing the CDI Voting Instruction Form that accompanies the relevant notice of meeting or proxy statement.

Alternatively, holders of CDIs can elect to convert their CDIs into Common Stock and vote those Common Stock at the meeting. Such conversion must be completed prior to the record date fixed by the Company for determining the entitlement of stockholders to attend and vote at the meeting.

Options, Restricted Share Units, Performance Share Units, Director Share Units and Convertible Notes do not carry voting rights.

Distribution of CDI Holders

Below is a distribution schedule of the number of holders of CDI’s, at July 31, 2023 and assuming all shares of Common Stock are held as CDIs.

	Number of Holders	Number of CDIs
1-1,000	776	389,941
1,001-5,000	1,205	3,333,190
5,001-10,000	540	4,204,189
10,001-100,000	1,172	41,429,586
100,001 and over	298	252,647,974
	3,991	302,004,880

The number of stockholders and/or CDI holders who hold less than a marketable parcel of securities (where a “marketable parcel” is a parcel of securities worth at least A$500, pursuant to the ASX Operating Rules) was 94, based on the closing price of the Company’s common stock and CDIs as of July 31, 2023.

Twenty Largest CDI Holders

Below are details of the 20 largest holders of CDIs, and the number and percentage of issued CDIS held by those holders, as at July 31, 2023 and assuming all shares of Common Stock are held as CDIs.

	Name	Number of CDIs Held(1)	Percentage of CDIs
1	Virtova Capital Management Limited	51,282,060	17.0%
2	Mayfair Ventures Pte Ltd	35,639,540	11.8%
3	Citicorp Nominees Pty Limited	19,865,507	6.6%
4	Hsbc Custody Nominees (Australia) Limited	12,244,547	4.1%
5	Hsbc Custody Nominees (Australia) Limited - A/C 2	8,047,103	2.7%
6	J P Morgan Nominees Australia Pty Limited	5,693,178	1.9%
7	Mr Daniel Eddington + Mrs Julie Eddington <Dj Holdings A/C>	5,433,880	1.8%
8	Bring On Retirement Ltd	5,065,479	1.7%
9	Mr Zachary Purton	4,085,000	1.4%
10	Bnp Paribas Nominees Pty Ltd <Ib Au Noms Retailclient Drp>	3,797,968	1.3%
11	Jawaf Enterprises Pty Ltd <Hall Family A/C>	3,575,000	1.2%
12	Bnp Paribas Noms Pty Ltd <Drp>	2,791,286	0.9%
13	Allen Group Holdings Pty Ltd	2,510,000	0.8%
14	E & E Hall Pty Ltd <E & E Hall P/L S/F A/C>	2,318,957	0.8%
15	Northmead Holdings Pty Ltd <The Greenwell Family A/C>	2,000,000	0.7%
16	Mr Aaron Dean Bertolatti <Bertolatti Family A/C>	1,811,000	0.6%
17	Rda Asset Management Limited	1,598,000	0.5%
18	Scor Go Luath Limited	1,594,000	0.5%
19	Viewade Pty Limited <Oliver Super Fund A/C>	1,466,670	0.5%
20	Hylec Investments Pty Limited <Hylec Controls P/L S/F A/C>	1,311,670	0.4%
(1)
Including shares of Common Stock represented as though they were held as CDIs (with 10 CDIs representing a beneficial ownership interest in 1 share of Common Stock).

Additional Information

Paul Weibel is the Company’s corporate secretary.

Our principal executive office in the United States is 9329 Mariposa Road, Suite 210, Hesperia, California, 92344 (telephone: +1 442 221 0225). Our registered office in the United States is 1209 Orange Street, Wilmington, Delaware, 19801.

Our registered office in Australia is c/- American Pacific Borates Pty Ltd, Level 12, 197 St George’s Terrace, Perth WA 6000 (telephone: +61 8 6141 3145).

Registers of our securities are held as follows:

•
For CDIs in Australia: Computershare Investor Services Pty Limited, Level 12, 197 St George’s Terrace, Perth WA 6000. Investor Enquiries: + 61 8 9323 2000 (within Australia) or +61 3 9415 4000 (outside Australia).
•
For Common Stock in the United States: Computershare Trust Company N.A., 250 Royall Street, Canton MA 02021. Telephone: +1 781 575 3100.

There is no current on-market buy-back of the Company’s securities.

The Company does not have any restricted securities on issue, or securities subject to voluntary escrow.

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

Item 14. Principal Accountant Fees and Services

Fees billed by PricewaterhouseCoopers LLP and BDO USA LLP for the fiscal years ended June 30, 2023 and 2022, respectively, are as follows:

	2023	2022
Audit fees	$629,080	$472,100
Audit-related fees	—	—
Tax fees	—	14,495
All other fees	2,900	—
Total fees	$631,980	$486,595

Audit fees for the year ended June 30, 2023, include $629,080 paid to PricewaterhouseCoopers LLP for the audit of the Company’s year-end financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, consents, and other items related to SEC matters.

Audit fees for the year ended June 30, 2022, include amounts paid to BDO for the audit of the Company’s year-end financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, professional services rendered in connection with certain Form S-1 and S-8 registration statements and other items related to SEC matters. There were no other audit-related fees, tax fees, or any other fees billed by BDO during the year ended June 30, 2022.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, as amended, all audit and non-audit services performed by our auditors must be approved in advanced by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit services performed by PricewaterhouseCoopers and BDO as of and for the year ended June 30, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements; Financial Statement Schedules

Our consolidated financial statements as of and for the years ended June 30, 2023 and 2022, together with the notes thereto, and the reports of our independent registered public accounting firms PricewaterhouseCoopers, LLP (PCAOB ID 238) dated August 30, 2023 and BDO USA, LLP (PCAOB ID 243) dated September 28, 2022 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Financial Statement Schedules

Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

Exhibits

(a)(3) Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Title

2.1#

Scheme Implementation Agreement dated as of October 11, 2021 between American Pacific Borates Limited and 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

3.1	Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

3.2	Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

4.1**	Description of Registrant’s Securities

10.1+	5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.2	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.3+*	Brennan Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2023)

10.4+*	Offer Letter from Fort Cady (California) Corporation to Mr. Weibel

10.5+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. van't Hoff (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 25, 2022)

10.6+*	Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel

10.7*	Letter dated November 4, 2021 by 5E Advanced Materials, Inc. to ASX Limited regarding acknowledgment of CHESS Depositary Nominee (CDN) Function

10.8+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Jennings (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 25, 2022).

10.9+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Hunt

10.10+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Lim

10.11+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Salisbury

10.12**	Convertible Note Purchase Agreement dated August 11, 2022

10.13	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022)
10.14	Addendum to Offer Letter from Fort Cady (California) Corporation to Mr. Weibel (as amended by Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel)
16.1*	Letter from BDO USA, LLP to the SEC, dated October 3, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

23.1**	Consent of BDO USA, P.C.
23.2**	Consent of PricewaterhouseCoopers, LLP
23.3**	Consent of Louis Fourie, P. Geo., Principal, Terra Modeling Services
23.4**	Consent of Mathew Banta, PH, Principal, Confluence Water Resources LLC
23.5**	Consent of Paul Weibel, CPA, Chief Financial Officer, 5E Advanced Materials, Inc.

Exhibit Number	Exhibit Title
23.6**	Consent of Christopher Knight, VP Operations, 5E Advanced Materials, Inc.
23.7**	Consent of Cindi Byrns, CEM, Environmental Manager, 5E Advanced Materials, Inc.
23.8**	Consent of Joshua Parrie, Wellfield Manager, 5E Advanced Materials, Inc.

31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

96.1*	Initial Assessment Report (Updated) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2023)

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 30, 2023

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

Signature	Capacity	Date

/s/ Susan S. Brennan Susan S. Brennan	Chief Executive Officer and Director (Principal Executive Officer)	August 30, 2023

/s/ Paul Weibel Paul Weibel	Chief Financial Officer (Principal Financial Officer)	August 30, 2023

/s/ George W. Fairchild Jr. George W. Fairchild Jr.	Chief Accounting Officer - (Principal Accounting Officer)	August 30, 2023

/s/ David Salisbury David Salisbury	Chairman of the Board	August 30, 2023

/s/ Stephen Hunt Stephen Hunt	Director	August 30, 2023

/s/ Sen Ming Lim Sen Ming Lim	Director	August 30, 2023

/s/ H. Keith Jennings	Director	August 30, 2023
H. Keith Jennings

/s/ Graham van’t Hoff	Director	August 30, 2023
Graham van’t Hoff