Form 10-K/A
period 2023-06-30
5E Advanced Materials, Inc.
filed 2023-10-27
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of October 27, 2023, the number of shares of the registrant’s Common Stock outstanding was 44,237,054.

5E ADVANCED MATERIALS, INC.

i

Explanatory Note

5E Advanced Materials, Inc. (the “Company”) will not be filing its definitive proxy materials for its 2023 annual meeting of shareholders with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of its fiscal year ended June 30, 2023.

Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which Annual Report was originally filed with the SEC on August 30, 2023 (the “Original Form 10-K).

This Form 10-K/A amends and restates only Part III, Items 10,11,12,13, and 14, amends Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and replaces Exhibit 96.1 with a Technical Report Summary that includes additional and independent Qualified Persons. No other Items of the previous Form 10-K filing have been amended or revised in this Form 10-K/A, and all such other Item shall be as set forth in such previous Form 10-K filing.

In addition, no other information has been updated for any subsequent events occurring after August 30, 2023, the date of filing of the Original Form 10-K.

As used in this Form 10-K/A, references to “5E,” the “Company,” “we,” “our,” or “us” mean 5E Advanced Materials, Inc., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Information about our Executive Officers

The following table sets forth, as of October 27, 2023, the names and ages of our executive officers, including all offices and positions held by each officer for at least the past five years. There are no family relationships between our executive officers or between any of our directors and any of our executive officers.

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

Paul Weibel was appointed Chief Financial Officer and Treasurer of 5E Advanced Materials, Inc. in November 2021, Chief Financial Officer of Fort Cady (California) Corporation in May 2021, and director of Fort Cady (California) Corporation in April 2022. Mr. Weibel was appointed Corporate Secretary in June 2023. Mr. Weibel served as Corporate Secretary of Fort Cady (California) Corporation from August 2021 to April 2022 and Treasurer since April 2022. Previously, Mr. Weibel was the Financial Controller of Genlith, Inc. from January 2017 to May 2021 and Finance Director of the Schooner Investment Group LLC from July 2014 to December 2014. Paul holds a Bachelor of Science in Accounting and Finance from Lehigh University.

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

The following table sets forth, as of October 27, 2023, the names and ages of the members our Board of Directors. Biographies of each director are included below the table.

Name	Age	Current Position
David Jay Salisbury	71	Chairman of the Board
Susan Brennan	61	President, Chief Executive Officer and Director
Stephen Hunt	60	Director
Sen Ming Lim	49	Director
H. Keith Jennings	52	Director
Graham van’t Hoff	60	Director

Board Skills Matrix

	David Jay Salisbury	Susan Brennan	Stephen Hunt	H. Keith Jennings	Sen Ming (Jimmy) Lim	Graham van’t Hoff	Total
Executive Leadership	✓	✓	✓	✓	✓	✓	6
Mining/Rare Earth Minerals/Specialty Chemicals Industry Experience	✓			✓		✓	3
Business Operations	✓	✓		✓		✓	4
Strategic Development/Planning	✓	✓	✓	✓	✓	✓	6
Corporate Governance				✓		✓	2
Financial and Accounting				✓			1
Marketing, Branding and Consumer Insights		✓					1
Capital Markets				✓	✓		2
ESG Leadership	✓	✓		✓		✓	4
M&A Experience		✓		✓	✓	✓	4
International Experience	✓	✓	✓	✓	✓	✓	6

Board Diversity Matrix (as of October 27, 2023)

Total Number of Directors: 6

Part I: Gender Identity	Female	Male	Nonbinary	Did Not Disclose
Directors	1	5	—	—
Part II: Demographic Background	—	—	—	—
African American or Black	—	1	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

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

Stephen Hunt was appointed as a Director in January 2022. Mr. Hunt has also served as a Director of ABR since May 2017. Mr. Hunt is currently Executive Chairman of Sparc Technologies Ltd. (ASX: SPN), which is developing and commercializing graphene applications as well as photocatalytic hydrogen production and sodium ion anode material. Mr. Hunt’s experience includes over 20 years of serving as a Director of multiple ASX-listed companies. Previous Directorships include Executive Chairman and Non-Executive Director of Volt Resources Ltd. (ASX: VRC), Non-Executive Director of Magnis Energy Technologies Ltd. (ASX: MNS), Non-Executive Director of IMX Resources Ltd. and Australian Zircon Ltd.

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

Our Code of Business Conduct and Ethics is applicable to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Business Conduct and Ethics codifies the business and ethical principles that govern all aspects of the Company’s business. Any waiver of this Code of conduct for any individual director or officer of our Company must be approved, if at all, by our board of directors. Any such waivers granted, as well as substantive amendments to this Code, will be publicly disclosed by appropriate means in compliance with applicable listing standards and SEC rules.

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

Delinquent Section 16(a) Reports

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

The Corporate Governance Statement is available on our website at https://5eadvancedmaterials.com/investors/corporate-governance/

Item 11. Executive Compensation

Introduction and Named Executive Officers

During fiscal year 2023, our named executive officers or “NEOs” were:

Name	Age	Position
Susan Brennan(1)	61	President, Chief Executive Officer and Director
Henri Tausch(2)	58	Former Chief Executive Officer and Director
Anthony Hall(3)	48	Performed the functions of Principal Executive Officer
Paul Weibel, CPA(4)	39	Chief Financial Officer, Treasurer and Corporate Secretary
Dinakar Gnanamgari(5)	40	Former Chief Commercial Officer

(1)
On March 21, 2023, the Board appointed Susan Brennan as Chief Executive Officer effective April 24, 2023.
(2)
On September 28, 2022, the Board accepted the resignation of Henri Tausch as President and Chief Executive Officer and as a member of the Board, effective as of October 31, 2022.
(3)
On October 1, 2022, the Board engaged the services of Anthony Hall to perform the functions of the Company’s Principal Executive Officer until the appointment of Susan Brennan.
(4)
Paul Weibel was appointed Corporate Secretary in June 2023.
(5)
On May 12, 2023, Dinakar left the Company as part of cost cutting measures.

Summary Compensation Table

	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)		Stock Awards(1) ($)	Option Awards(2) ($)	All Other Compensation ($)		Total ($)
Susan Brennan	2023	96,154	—	(8)	1,000,000	1,480,000	—		2,576,154
Henri Tausch	2023	196,250	—		—	—	914,191	(3)	1,110,441
	2022	351,000	278,582		79,174	2,478,908	19,554	(4)	3,207,218
Anthony Hall	2023	—	—		—	—	286,776	(5)	286,776
Paul Weibel	2023	297,033	—	(8)	221,993	—	77,510	(6)	596,536
	2022	245,192	80,831		22,564	1,564,384	46,936	(6)	1,959,907
Dinakar Gnanamgari	2023	274,598	—		124,591	—	98,181	(7)	497,370
	2022	250,961	100,000		22,564	1,173,907	12,298	(4)	1,559,730

(1)
The amounts reported in this column represent the aggregate grant-date fair value of stock awards granted in the relevant year compiled in accordance with FASB Topic 718, excluding forfeiture estimates. Stock Awards comprise Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). For additional details regarding Stock Awards, see “—Outstanding Equity Awards at Fiscal Year End” below. Based on a probability analysis, no value was reported for the 2022 PSUs granted.
(2)
The amounts reported in this column represent the aggregate grant-date fair value of option awards granted in the relevant year compiled in accordance with FASB Topic 718, excluding forfeiture estimates. For additional information regarding the valuation assumptions used to determine the grant-date fair value of option awards in this column, see footnote 12 to our consolidated financial statements in Item 8 of this Form 10K. For additional details regarding Option Awards, see “—Outstanding Equity Awards at Fiscal Year End” below.
(3)
Amount reflects $881.7 thousand in severance and $32.4 thousand in employer match contributions under our 401(k) plan.
(4)
These amounts reflect employer match contributions under our 401(k) plan.
(5)
Amount reflects amounts paid to Mr. Hall as compensation for performing the functions of the Company's Principal Executive Officer from October 2022 through April 2023.
(6)
Amounts reflect $60 thousand and $35 thousand paid to Mr. Weibel during 2023 and 2022, respectively as reimbursement for relocation costs. The remaining amounts in both years reflect employer match contributions under our 401(k) plan.
(7)
Amount reflects $91.7 thousand paid as severance to Mr. Gnanamgari and $6.5 thousand in employer match contributions under our 401(k) plan.
(8)
The Company's Compensation Committee approved fiscal year 2023 bonuses for Susan Brennan and Paul Weibel in the amount of $80,000 and $95,000, respectively. The amounts are contingent upon the closing of an equity financing.

Employment Agreements

We had employment agreements with each of the above NEOs.

Susan Brennan

Under the terms of Ms. Brennan’s employment agreement, Ms. Brennan will receive a base salary of $500,000 per year and was eligible to earn a target bonus opportunity of eighty percent (80%) of her annual base salary. She received an annual equity award for fiscal year 2023 with a value equivalent to $1.0 million, which consisted of 117,925 restricted share units (“RSUs”) and 117,925 performance share units (“PSUs”). Ms. Brennan also received an additional one-time sign-on bonus of 400,000 stock options having a per share exercise price of $7.73.

Ms. Brennan’s Employment Agreement provides severance benefits to her if her employment is terminated by the Company for reasons other than for cause, or by Ms. Brennan for good reasons (as each term is defined in the employment agreement). However, if such termination is within three months prior to or within 12 months immediately after a change in control of the Company (the “Change in Control Period”), Ms. Brennan would receive a higher level of severance benefits. Severance benefits under the Employment Agreement and in connection with a change of control are “double trigger” and any payments under the Employment Agreement are subject to Ms. Brennan’s execution of a general release in favor of the Company and its affiliates, and their respective officers and directors, as well as compliance with a perpetual confidentiality obligation, a non-disparagement obligation, a covenant not to compete, and a covenant not to solicit the Company’s customers or employees during employment and for 18 months following any termination of employment. Finally, pursuant to the terms of the equity awards Ms. Brennan receives under the Equity Compensation Plan, if Ms. Brennan is terminated by the Company for reasons other than for cause, by her for good reason, or by reason of her death or disability, she may be entitled to accelerated vesting, and/or pro-rated vesting, for certain of her equity or equity-linked awards, depending on whether the termination is during a Change in Control Period.

Paul Weibel

Under the terms of Mr. Weibel's employment agreement, Mr. Weibel’s salary in fiscal year 2023 was $300,000. Mr. Weibel is eligible to earn an annual bonus of up to 80% of his then-in-effect base salary (on target performance would result in a bonus payment equal to 40% of Mr. Weibel’s then-in-effect base salary). During the year ended June 30, 2022, Mr. Weibel received options to purchase 250,000 common shares in our stock with a weighted average per-share exercise price equal to $16.08 and vest in accordance with the terms of each award (see footnote (4) to table below), subject to his continued employment. Mr. Weibel’s retirement benefits are paid in accordance with 401(k) requirements. Mr. Weibel’s Employment Agreement provides severance benefits to him if his employment is terminated by the Company for reasons other than for cause. Severance benefits under the Employment Agreement, which include six months of annual base pay, six months COBRA coverage and the continued vesting of outstanding equity based compensation awards, are subject to Mr. Weibel’s execution of a general release as well as compliance with a perpetual confidentiality obligation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our directors and NEOs as of June 30, 2023.

	Option Awards					Stock Awards
Named	Number of Common Stock Underlying Unexercised Options (#) Exercisable	Number of Common Stock Underling Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(7)
Named Executive Officers
Susan Brennan	—	400,000	(1)	7.73	4/24/2033	117,925	(3)	386,794	117,925	386,794
Paul Weibel	100,000	150,000	(2)	16.08	10/1/2025	11,041	(4)	36,214	7,976	26,161

Directors
David Salisbury	200,000	—		6.58	7/6/2024	19,736	(5)	64,734	—	—
Stephen Hunt	—	—		—	—	12,379	(5)	40,603	—	—
Sen Ming (Jimmy) Lim	—	—		—	—	11,087	(5)	36,365	—	—
H. Keith Jennings	—	—		—	—	9,889	(6)	32,436	—	—
Graham Van’t Hoff	—	—		—	—	8,479	(6)	27,811	—	—

(1)
Options vest cliff vest on April 24, 2026.
(2)
133,333 options vest in equal annual installments on each of November 29, 2023 and 2024 and 16,667 options vest on May 18, 2024.
(3)
RSUs vest, subject to continued employment, in equal annual installments on each of April 24, 2024, 2025 and 2026.
(4)
1,851 RSUs vest, subject to continued employment, 40% on June 29, 2024, and 60% on June 29, 2025 and 9,190 RSUs vest in equal annual installments on each of September 1, 2023, 2024 and 2025
(5)
3,701 DSUs vest on the date of the second annual meeting of stockholders after the date of grant and the remaining RSUs vest on July 31, 2023.
(6)
DSUs/RSUs vest on July 1, 2023.
(7)
The value of each stock award is based on the target number of shares of Common Stock into which such stock award may convert and the closing price of our Common Stock on June 30, 2023.
(8)
PSUs cliff vest, subject to continued employment, on the third anniversary of the grant date, subject to achievement of performance objectives.

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

Compensation of Directors

The following table sets forth the compensation earned by our directors during the year ended June 30, 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($)		Total ($)
David Salisbury	128,000	106,445	(1)	234,445
Stephen Hunt	70,304	60,887	(2)	131,191
Sen Ming (Jimmy) Lim	60,717	54,607	(3)	115,324
H. Keith Jennings	60,012	59,549	(4)	119,561
Graham Van’t Hoff	132,189	27,811	(5)	160,000

(1) 16,035 RSUs

(2) 8,678 RSUs

(3) 7,386 RSUs

(4) 8,676 RSUs, 1,213 DSUs

(5) 8,479 RSUs

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of October 27, 2023, by each person, or group of affiliated persons, known to the Company to own beneficially more than 5% of the Company’s outstanding Common Stock, each director and director nominee, each named executive officer, and all the executive officers and directors of the Company as a group. Unless otherwise indicated in the footnotes to the table, the address of each such person is care of the Company, 9329 Mariposa Road, Suite 210, Hesperia, California 92344.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of October 27, 2022, are deemed outstanding for purposes of computing the percentage beneficially owned by such holder, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the stockholders listed in the table. The percentage for each beneficial owner is calculated based on (i) the aggregate number of shares reported to be owned by such group or individual and (ii) the aggregate number of shares of Common Stock outstanding as of October 26, 2023 was 44,237,054.

Name	Shares of Common Stock Owned(1)	Right to Acquire Beneficial Ownership in Number of Common Stock(2)	Total Common Stock Beneficially Owned	Percent of Outstanding Common Stock(1)(2)
Executive Officers
Susan Brennan	—	—	—	*
Paul Weibel	—	169,730	169,730	*
Directors
David Salisbury	17,387	200,000	217,387	*
Stephen Hunt(3)	145,131	—	145,131	*
H. Keith Jennings	6,229	—	6,229	*
Sen Ming (Jimmy) Lim(4)	5,135,189	—	5,135,189	11.61%
Graham van’t Hoff	9,591	—	9,591	*
All directors and named executive officers as a group (seven persons)	5,313,527	369,730	5,683,257	12.85%

*Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock.

(1)	Includes shares of Common Stock that may be represented by CDIs.

(2)	Includes Common Stock that may be acquired through the exercise of stock options that are currently exercisable or will be exercisable within 60 days of October 26, 2023.

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

The following table sets forth the information for each person deemed to beneficially own 5% or more of our outstanding Common Stock, based on information regarding the beneficial ownership of Common Stock available to us as of October 27, 2023. The table also sets out the names of all persons (of which the Company is aware) who are substantial holders in the Company within the meaning of section 671B of the Corporations Act and the number of Shares in which each substantial holder has an interest.

Name and Address of Beneficial Owner	Number of Shares	Percentage of Outstanding Common Stock(1)
Virtova Capital Management Limited(2)	5,128,206	11.59%
Room 1104, Crawford House, 70 Queen’s Road Central
Central, Hong Kong, SAR
Atlas Precious Metals Inc.(3)	4,092,000	9.25%
100 King Street, W#1600
Toronto, Ontario, M5X1G5, Canada
Mayfair Ventures Pte Ltd(4)	3,563,954	8.06%
62 Ubi Road 1,
02-01 Oxley Bizhub 2, Singapore, 408734
BEP Special Situations IV LLC(5)	3,611,438	8.16%
300 Crescent Court, Suite 1860
Dallas, TX 75201

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

Australian Disclosure Requirements

In addition to the Company’s primary NASDAQ listing, the Company's Common Stock is also quoted in the form of CDIs on the ASX and trade under the code “5EA”. As part of our ASX listing, we are required to comply with certain of the disclosure and other obligations set out in the ASX Listing Rules. The following information is provided in accordance with the requirements of the ASX and the ASX Listing Rules (where that information has not been provided elsewhere in this Annual Report).

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

Our registered office in Australia is c/o American Pacific Borates Pty Ltd, Level 12, 197 St George’s Terrace, Perth WA 6000 (telephone: +61 8 6141 3145).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company’s Audit Committee charter requires that the Audit Committee review and approve or disapprove all related person transactions that are required to be disclosed by Item 404 of Regulation S-K. The Company reviews all relationships and transactions reported to it in which the Company and our directors and executive officers or their immediate family members or any person who is known by the Company to be the beneficial owner of more than five percent (5%) of our voting stock are participants to determine whether such persons have a direct or indirect material interest. The Company’s management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction.

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

Audit fees for the year ended June 30, 2023 include $629,080 paid to PricewaterhouseCoopers LLP for the audit of the Company’s year-end financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, consents, and other items related to SEC matters.

Audit fees for the year ended June 30, 2022 include amounts paid to BDO for the audit of the Company’s year-end financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, professional services rendered in connection with certain Form S-1 and S-8 registration statements and other items related to SEC matters. There were no other audit-related fees, tax fees, or any other fees billed by BDO during the year ended June 30, 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements; Financial Statement Schedules

Our consolidated financial statements as of and for the years ended June 30, 2023 and 2022, together with the notes thereto, and the reports of our independent registered public accounting firms PricewaterhouseCoopers, LLP (PCAOB ID 238, Denver, Colorado) dated August 30, 2023 and BDO USA, LLP (PCAOB ID 243, Spokane, Washington) dated September 28, 2022 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed August 30, 2023.

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

3.1*	Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

3.2*	Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

4.1*	Description of Registrant’s Securities

10.1+*	5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.2*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.3+*	Brennan Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2023)

10.4+*	Offer Letter from Fort Cady (California) Corporation to Mr. Weibel

10.5+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. van't Hoff (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 25, 2022)

10.6+*	Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel

10.7*	Letter dated November 4, 2021 by 5E Advanced Materials, Inc. to ASX Limited regarding acknowledgment of CHESS Depositary Nominee (CDN) Function

10.8+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Jennings (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 25, 2022).

10.9+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Hunt

10.10+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Lim

10.11+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Salisbury

10.12*	Convertible Note Purchase Agreement dated August 11, 2022

10.13*	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022)
10.14+*	Addendum to Offer Letter from Fort Cady (California) Corporation to Mr. Weibel (as amended by Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel)
14.1**	Code of Business Conduct and Ethics
16.1*	Letter from BDO USA, LLP to the SEC, dated October 3, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022).

21.1*	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)
23.1**	Consent of Barr Engineering Co.
23.2**	Consent of Mike Rockandel Consulting LLC
23.3**	Consent of Louis Fourie, P. Geo., Principal, Terra Modeling Services
23.4**	Consent of Mathew Banta, PH, Principal, Confluence Water Resources LLC
23.5**	Consent of Escalante Geological Services LLC

Exhibit Number	Exhibit Title
23.6**	Consent of Paul Weibel, CPA, Chief Financial Officer, 5E Advanced Materials, Inc.
23.7*	Consent of BDO USA, P.C.
23.8*	Consent of PricewaterhouseCoopers, LLP

31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

96.1*	Initial Assessment Report (October 2023)

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Paul Weibel
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 27, 2023

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of 5E Advanced Materials, Inc. hereby severally constitute and appoint Paul Weibel, our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for her or him and in her or his name, place and stead, and in any and all capacities, to sign any and all amendments to this Form 10-K/A, and generally to do all things in our names and on our behalf in such capacities to enable 5E Advanced Materials, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul Weibel, Attorney-in-Fact Susan S. Brennan	Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2023

/s/ Paul Weibel Paul Weibel	Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2023

/s/ Paul Weibel, Attorney-in-Fact David Salisbury	Chairman of the Board	October 27, 2023

/s/ Paul Weibel, Attorney-in-Fact Stephen Hunt	Director	October 27, 2023

/s/ Paul Weibel, Attorney-in-Fact Sen Ming Lim	Director	October 27, 2023

/s/ Paul Weibel, Attorney-in-Fact	Director	October 27, 2023
H. Keith Jennings

/s/ Paul Weibel, Attorney-in-Fact	Director	October 27, 2023
Graham van’t Hoff