Form 10-Q
period 2023-09-30
5E Advanced Materials, Inc.
filed 2023-11-09
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 8, 2023, there were 44,237,054 shares of the Registrant’s common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share data)

	September 30,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$11,796	$20,323
Prepaid expenses and other current assets	1,273	1,808
Total current assets	13,069	22,131
Mineral rights and properties, net	7,632	7,637
Construction in progress	71,497	67,553
Properties, plant and equipment, net	3,061	3,056
Reclamation bond deposit	308	309
Right of use asset	167	207
Other assets	6	6
Total assets	$95,740	$100,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,102	$8,728
Lease liabilities, current	122	136
Total current liabilities	9,224	8,864
Long-term debt, net	40,963	37,671
Lease liabilities	48	74
Asset retirement obligations	741	724
Total liabilities	50,976	47,333

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 180,000 shares authorized; 44,237 and 44,187 shares outstanding September 30, 2023 and June 30, 2023, respectively	442	441
Additional paid-in capital	191,680	191,113
Retained earnings (accumulated deficit)	(147,358)	(137,988)
Total stockholders’ equity	44,764	53,566
Total liabilities and stockholders’ equity	$95,740	$100,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	For the three months ended September 30,
	2023	2022
Operating expenses:
Project expenses	$1,583	$3,595
General and administrative	6,038	4,886
Research and development	39	39
Depreciation and amortization expense	53	37
Total operating expenses	7,713	8,557
Income (loss) from operations	(7,713)	(8,557)

Non-operating income (expense):
Interest income	132	61
Other income	3	14
Derivative gain (loss)	—	13,909
Interest expense	(1,787)	(821)
Other expense	(5)	—
Total non-operating income (expense)	(1,657)	13,163

Income (loss) before income taxes	(9,370)	4,606

Income tax provision (benefit)	—	—
Net income (loss)	$(9,370)	$4,606

Net income (loss) per common share:
Basic	$(0.21)	$0.11
Diluted	$(0.21)	$0.11
Weighted average common shares outstanding — basic	44,221	43,350
Weighted average common shares outstanding — diluted	44,221	48,519

Comprehensive income (loss):
Net income (loss)	$(9,370)	$4,606
Comprehensive income (loss)	$(9,370)	$4,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	For the three months ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(9,370)	$4,606
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	53	37
Share based compensation	599	1,300
Unrealized (gain) loss on convertible note derivative instrument	—	(13,909)
Accretion of asset retirement obligations	17	3
Amortization of debt issuance costs and discount — convertible note	1,452	550
Amortization of right of use asset	40	44
Change in:
Prepaid expenses and other current assets	535	(27)
Accounts payable and accrued liabilities	(212)	(416)
Net cash used in operating activities	(6,886)	(7,812)
Cash Flows From Investing Activities:
Construction in progress	(1,580)	(5,115)
Properties, plant and equipment additions	(51)	(11)
Net cash used in investing activities	(1,631)	(5,126)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	—	60,000
Debt issuance costs	—	(4,160)
Payments on note payable	(10)	(10)
Proceeds from exercise of stock options	—	256
Net cash provided by (used for) financing activities	(10)	56,086
Net increase (decrease) in cash and cash equivalents	(8,527)	43,148
Cash and cash equivalents at beginning of period	20,323	31,057
Cash and cash equivalents at end of period	$11,796	$74,205

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18	$2

Noncash Investing and Financing Activities:
Accounts payable and accrued liabilities change related to construction in progress	$2,364	$2,554
Interest paid through issuance of additional convertible notes	1,851	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	43,305	$433	$169,593	$(107,364)	$62,662
Shares issued for:
Exercise of stock options	50	1	255	—	256
Share based compensation	—	—	1,300	—	1,300
Net income (loss)	—	—	—	4,606	4,606
Balance at September 30, 2022	43,355	$434	$171,148	$(102,758)	$68,824

Balance at June 30, 2023	44,187	$441	$191,113	$(137,988)	$53,566
Shares issued for:
Vesting of restricted share units	50	1	(32)	—	(31)
Share based compensation	—	—	599	—	599
Net income (loss)	—	—	—	(9,370)	(9,370)
Balance at September 30, 2023	$44,237	$442	$191,680	$(147,358)	$44,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto for the year ended June 30, 2023 included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position as of September 30, 2023, results of operations for the three months ended September 30, 2023 and 2022 and cash flows for the three months ended September 30, 2023 and 2022 have been included. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2024.

Basis of Consolidation

The unaudited condensed consolidated financial statements comprise the financial statements of 5E Advanced Materials, Inc. and its wholly owned subsidiaries, American Pacific Borates Pty Ltd. and 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation, "5EBA"), (collectively, “5E,” “we,” “our,” “us” or the “Company”).

Going Concern

Management evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In performing this analysis, management excluded certain elements of its operating plan that cannot be considered probable. The future receipt of potential funding from equity or debt issuances cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these condensed consolidated financial statements.

During the quarter ended September 30, 2023, Bluescape Special Situations IV (the "Lender"), the holder of the Company's senior secured convertible note (the "Convertible Note"), communicated an immaterial alleged breach of the Convertible Note agreement regarding a nonfinancial covenant. However, the Lender elected not to pursue any remedies related thereto. The Company disagreed with the Lender's contention. As discussed in Note 7, the Convertible Note agreement contains a financial covenant requiring the Company to maintain a cash balance of at least $10 million. On November 9, 2023, the Company entered into a standstill agreement (the "Agreement") with the Lender. The Agreement enables the Company, the Lender and other strategic investors to advance discussions towards a resolution for a recapitalization plan for the Company. Under the Agreement, the parties have agreed to a period of standstill, which pauses rights, remedies, powers, privileges and defenses, temporarily allowing the Company to go below its current cash covenant of $10 million until December 1, 2023. If the Company is not able to obtain additional financing and agree to a successful recapitalization plan, its cash balance is expected to fall below $10 million during the fourth calendar quarter of 2023, and an event of default under the Convertible Note agreement would occur. However, it is expected that any recapitalization plan will waive any defaults under the Convertible Note agreement.

Management's plans include reduced spending and a pursuit of additional capital through a recapitalization plan. Given that raising additional capital and the achievement of a successful recapitalization plan are not entirely within management's control combined with the expectation of incurring significant operating and development costs in the foreseeable future, there exists substantial doubt regarding the Company's ability to continue as a going concern for a period of one year after the date that these financial statements are issued. If the anticipated recapitalization plan is successfully consummated in the fourth quarter 2023, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, a convertible note, vehicle notes, and accounts payable and accrued liabilities. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these instruments, with the exception of the convertible note and vehicle notes, approximate their carrying value. See Note 7 for fair value information related to the convertible notes.

Concentration of Risk

The Company maintains cash deposits at several major banks, which at times may exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). Management monitors the financial health of the banks and believes the Company is not exposed to any significant credit risk, and the Company has not experienced any such losses.

Risks and Uncertainties

The Company is subject to a number of risks that management believes are similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration activities, need for significant additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals. The Company currently generates no revenues from operations and will need to rely on raising additional capital or financing to sustain operations in the long-term. There can be no assurance that management will be successful in its efforts to raise additional capital on terms favorable to the Company, or at all, or in management's ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources.

Management expects the Company's available liquidity will fall below $10 million within the next 12 months. If we are not able to secure additional financing and our cash balance falls below $10 million, an event of default under the Convertible Note indenture would occur. An event of default would cause our Convertible Note balance outstanding to become immediately due and payable, for which the Company would not have the resources to repay without additional financing.

Reclassifications

Certain reclassifications have been made to prior years’ reported amounts in order to conform to the current year presentation. These reclassifications did not impact our previously reported net income (loss), stockholders’ equity or cash flows.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following.

	September 30,	June 30,
	2023	2023
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $28 and $23 at September 30, 2023 and June 30, 2023, respectively (1)	352	357
Mineral rights and properties, net	$7,632	$7,637

(1) Asset retirement costs represent the carrying value of capitalized costs associated with asset retirement obligations discussed in Note 5.

3. Construction in Progress

Construction in progress consisted of the following.

	September 30,	June 30,
	2023	2023
	(in thousands)
Engineering services	$9,122	$9,122
Equipment	32,507	31,692
Construction	23,989	21,579
Injection and recovery wells	4,097	4,002
Capitalized interest	1,782	1,158
Total construction in progress	$71,497	$67,553

4. Properties, Plant and Equipment, Net

Properties, plant and equipment, net consisted of the following.

	Depreciation	Estimated useful	September 30,	June 30,
Asset category	method	life (in years)	2023	2023
			(in thousands)
Land	N/A	—	$1,533	$1,533
Buildings	Straight-line	7-15	873	873
Vehicles	Straight-line	3-5	345	345
Plant and equipment	Straight-line	5-10	676	623
			3,427	3,374
Less accumulated depreciation			(366)	(318)
Properties, plant and equipment, net			$3,061	$3,056

For the three months ended September 30, 2023 and 2022, we recognized depreciation expense of approximately $47 thousand and $35 thousand, respectively.

5. Asset Retirement Obligations

The change in our ARO during the periods presented and the balance of our accrued reclamation liabilities at the end of each period are set forth below.

	September 30,	June 30,
	2023	2023
	(in thousands)
Asset retirement obligation — beginning of period	$724	$489
Obligation incurred during the period	—	31
Revisions to previous estimates (1)	—	167
Accretion	17	37
Asset retirement obligation — end of period	$741	$724

(1) The revision for the prior period is attributable to revised cost estimates provided by a third-party engineering firm and was reflected as an increase to mineral rights and properties (see Note 2).

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	September 30,	June 30,
	2023	2023
	(in thousands)
Accounts payable - trade (1)	$1,977	$1,492
Accrued expenses	736	1,350
Accrued capital expenditures	4,501	3,386
Accrued payroll	1,370	1,072
Accrued interest	477	1,388
Current portion of debt	41	40
Accounts payable and accrued liabilities	$9,102	$8,728

(1) Includes $1,324 thousand and $699 thousand related to capital expenditures, respectively.

7. Long-term Debt

Long-term debt consisted of the following at the end of each period presented.

	September 30,	June 30,
	2023	2023
	(in thousands)
Convertible note	$63,561	$61,710
Vehicle notes payable	138	148
Total debt	63,699	61,858
Current portion of debt	41	40
Long-term debt	63,658	61,818
Unamortized convertible note discount — embedded conversion feature	(19,447)	(20,691)
Unamortized debt issuance costs - convertible note	(3,248)	(3,456)
Long-term debt, net	$40,963	$37,671

On August 15, 2023 the Company elected to issue additional notes as payment for $1.85 million of interest accrued during the period from February 16, 2023 through August 15, 2023.

Interest expense consisted of the following.

	Three months ended September 30,
	2023	2022
	(in thousands)
Convertible note interest	$940	$269
Vehicle notes payable interest	1	2
Amortization of debt issuance costs and discount — convertible note	1,452	550
Other interest	18	—
Gross interest expense	2,411	821
Less: amount capitalized to construction in progress	624	—
Interest expense, net of amounts capitalized	$1,787	$821

Effective interest rate — convertible note	23.2%	23.4%

Convertible Note

On August 11, 2022, the Company executed a $60 million private placement of Senior Secured Convertible Note (the "Note” or "Convertible Note"), with Bluescape Energy Partners. The Note, which is convertible into the Company's common stock and matures in August 2027, closed on August 26, 2022. At the Company's election, the Note bears interest at an annual rate of 4.50% if paid in cash, or at an annual rate of 6.00% if paid through the issuance of additional notes. Interest is paid semi-annually on February 15 and August 15 of each year. The Note contains a financial covenant requiring us to maintain a cash balance of at least $10 million and is secured by a security interest in substantially all of our assets. The purchaser may convert the Note at any time before August 2027 at a conversion price of $17.60 (“Conversion Price”). The Company has the right, at any time on or before the twenty-four (24) month anniversary of the closing date of the Note (“Closing Date”), to convert the Note into the Company's common stock in whole or in part if the closing price of the Company's common stock is at least 200% of the Conversion Price of the Note (“Threshold Price”) for each of the twenty (20) consecutive trading days prior to the time we deliver a conversion notice. The Threshold Price for the Company's right to convert the Note decreases to 150% after the twenty-four (24) month anniversary of the Closing Date and on or before the thirty-six (36) month anniversary of the Closing, and to 130% at any time after the thirty-six (36) month anniversary of the Closing Date.

Due to a provision in the Convertible Note agreement that allowed for a change in the conversion price upon a digressive issuance by the Company within three months of the Closing Date, the conversion feature of the Note was deemed an embedded derivative requiring separate accounting as a stand-alone derivative instrument (the "Convertible Note Derivative"). The Note was recorded at its face amount of $60 million less debt issuance costs of $4.2 million and the fair value of the Convertible Note Derivative of $24.9 million. The provision resulting in the separate accounting for the conversion feature of the Convertible Note Derivative expired November 26, 2022, and accordingly, the fair value of the Convertible Note Derivative at expiration of the provision was transferred to additional paid-in capital (see Note 8). Fair value information for the Convertible Note and Convertible Note Derivative follows.

	September 30,	June 30,
	2023	2023
	(in thousands)
Fair value of convertible note (Level 2)	$42,273	$40,316
Total fair value of convertible note instrument	$42,273	$40,316

The valuation model for the Convertible Note and related Convertible Note Derivative requires the input of subjective assumptions including expected share price volatility, risk-free interest rate and debt rate. Changes in the input assumptions as well as the Company's underlying share price can materially affect the fair value estimates. Prior to the expiration of the provision that required separate accounting for the Convertible Note Derivative, the changes in fair value of the Convertible Note Derivative materially affected reported net income (loss) but had no related impact on our cash position or cash flows. Changes in the reported fair value of the Convertible Note are not recognized in net income and therefore have no effect on reported net income (loss).

The significant assumptions used in the fair value model for the Convertible Note and related Convertible Note Derivative include the following, with a change in volatility and debt rate having the most significant impact on the related fair values.

	September 30,	June 30,
	2023	2023
Risk-free interest rate	4.8%	4.4%
Volatility	50.0%	50.0%
Debt rate	16.9%	17.5%
Stock price per share	$2.26	$3.28

On November 6, 2026, the Company entered into a standstill agreement with its Lender and holder of the Convertible Note. Refer to Notes 1 and 13 for additional information.

8. Convertible Note Derivative

The Convertible Note Derivative, which related to the Convertible Note described above in Note 7, was valued upon initial recognition and at each reporting period at fair value using a with-and-without methodology utilizing a binomial lattice model (Level 3). Changes in the fair value were recognized in Derivative gain (loss) in the statement of operations prior to the derecognition of the Convertible Note Derivative during the quarter ended December 31, 2022. As described above in Note 7, the fair value of the Convertible Note Derivative was transferred to additional paid-in capital during the three months ended December 31, 2022. Refer to Note 7 for additional information about the fair value assumptions utilized on the valuation of the Convertible Note Derivative. The components of changes to the fair value of the Convertible Note Derivative are summarized below.

Three months ended September 30, 2022
(in thousands)
Convertible note derivative (asset) liability — beginning of period	$—
Additions	24,896
Fair value adjustment (gain) loss	(13,909)
Convertible note derivative (asset) liability — end of period	$10,987

9. Financial Instruments and Fair Value Measurements

At September 30, 2023, cash equivalents as well as trade and other payables approximate their fair value due to their short-term nature. Our financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1, and the Convertible Note Derivative which was classified as Level 3 before its derecognition and transfer to additional paid-in capital during the quarter ended December 31, 2022. The reconciliation of changes in the fair value of the Convertible Note Derivative can be found in Note 8 and fair value as of September 30, 2023 in Note 7.

10. Share Based Compensation

Share based compensation expense is included in general and administrative expense and consisted of the following for the periods presented.

	Three months ended September 30,
	2023	2022
	(in thousands)
Share based compensation expense — service based
Employee share option plan	$96	$961
2022 Equity Compensation Plan — Options	133	175
2022 Equity Compensation Plan — PSU's	48	—
2022 Equity Compensation Plan — RSU and DSU's	322	164
Total share based compensation expense	$599	$1,300

Stock Options

All options outstanding prior to the three-month period ended September 30, 2022 were granted under the predecessor parent company's employee share option plan. New option grants are made under the 2022 Equity Compensation Plan and vest ratably over the vesting period which is generally three years or less. The tables below reflect all options granted under both plans. The significant assumptions used to estimate the fair value of stock option awards granted under the plans during the three months ended September 30, 2023 and 2022, using the Black-Scholes option valuation model are as follows.

	Three months ended September 30,
	2023	2022
Exercise price	$7.73	$25.62
Share price	$2.46	$18.03
Volatility	99%	79%
Expected term in years	9.6	5.0
Risk-free interest rate	4.3%	2.91%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Three months ended September 30,
	2023		2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	4,187	$10.91	4,874	$9.67
Granted	300	7.73	400	25.62
Exercised	—	—	(50)	5.12
Expired/forfeited	(278)	25.49	—	—
Outstanding at end of the period	4,209	9.71	5,224	10.94

Vested at the end of the period	3,356	9.83	3,664	8.02
Unvested at the end of the period	853	$9.25	1,560	$7.15

The weighted average remaining life of vested options at September 30, 2023 and 2022 was 1.2 years and 1.4 years, respectively.

As of September 30, 2023, there was $2.4 million of unrecognized compensation cost related to 853 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.7 years.

The following table summarizes the activity for unvested options for each of the periods presented.

	Three months ended September 30,
	2023		2022
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	838	$6.42	1,507	$6.05
Granted	300	2.08	400	10.52
Vested	(7)	6.85	(347)	5.96
Expired/forfeited	(278)	10.48	—	—
Unvested at end of the period	853	$3.57	1,560	$7.15

As of September 30, 2023, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company's stock price on September 30, 2023. The intrinsic value of stock options exercised during the three months ended September 30, 2022 was $0.8 million. There were no options exercised during the three months ended September 30, 2023.

Restricted Share Units, Director Share Units and Performance Share Units

The following table summarizes restricted share ("RSU"), director restricted share ("DSU") and performance share ("PSU") activity under the 2022 Equity Compensation Plan for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2023	209.8	$6.78	139.1		$7.20	348.9
Granted	186.6	2.46	121.6	(1)	2.46	308.2
Vested	(77.1)	6.31	—		—	(77.1)
Forfeited	(4.5)	14.49	(4.5)		14.49	(9.0)
Non-vested shares/units outstanding at September 30, 2023	314.8	$4.23	256.2		$4.82	571.0

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2022	48.8	$18.03	19.2		$12.19	68.0
Granted	101.3	14.67	63.5	(2)	14.79	164.8
Non-vested shares/units outstanding at September 30, 2022	150.1	$15.76	82.7		$14.23	232.8

(1) During the quarter ended September 30, 2023, approximately 121.6 thousand performance share units were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) the budget for the large-scale commercial facility remaining within a range of $342-418 million; and 3) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

(2) During the quarter ended September 30, 2022, approximately 63.5 thousand performance share units were granted, which based on the achievement of certain operational targets, could vest within a range of 0% to 100%. The targets are 1) commissioning and operation of the small-scale facility; 2) obtaining formation flow, head grade and impurity profile data from the small-scale facility; and 3) generating product data to ensure process design for detailed engineering. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

11. Earnings (Loss) Per Common Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings (loss) per share for the indicated period.

	Three months ended September 30,
	2023		2022
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) - numerator	$(9,370)		$4,606
Weighted-average shares — denominator	44,221		43,350
Basic earnings (loss) per share	$(0.21)		$0.11

Diluted earnings (loss) per share:
Net income (loss)	$(9,370)		$4,606
Interest expense on convertible note	—	(1)	819
Net income (loss) - numerator	$(9,370)		$5,425

Weighted-average shares (denominator):	44,221		43,350
Dilution effect of stock options and unvested restricted stock units and performance share units outstanding at end of period	—		1,760
Additional shares assuming conversion of convertible note	—	(1)	3,409
Weighted-average shares — diluted	44,221		48,519
Diluted earnings (loss) per share	$(0.21)		$0.11

Stock options and unvested restricted stock units and performance share units excluded due to anti-dilutive effect	4,780		920

(1) Interest expense of $2.4 million related to the Convertible Notes for the quarter ended September 30, 2023, and the issuance of 3.6 million additional shares assuming the conversion of the Convertible Note on September 30, 2023 were excluded from the calculation of diluted earnings per share as such effects would be anti-dilutive.

12. Commitments and Contingencies

Purchase Obligations

We had purchase order commitments of $6.8 million for the construction works in progress, equipment, software, drilling and technical reports.

Litigation

On July 17, 2023, we filed a complaint (the “Complaint”) against a previous construction contractor in the United States District Court for the Central District of California, Eastern Division, alleging, among other things, numerous breaches by the contractor of its contractual obligations to 5EBA under the Procurement and Construction Contract, effective April 26, 2022, by and between 5EBA and the contractor, relating to the construction of the Small-Scale Facility in California (the “Contract”). On August 10, 2023, the contractor filed an answer to the Complaint as well as a counterclaim for, among other things, alleged breaches by 5EBA of its contractual obligations to the contractor under the Contract and has requested relief in the approximate amount of $5.5 million. We plan on filing a response disputing the counterclaims asserted by the contractor and reaffirming the grounds for recovery raised in the Complaint. Discovery has begun and is ongoing. An estimate of reasonably possible losses, if any, cannot be made at this time.

13. Subsequent Events

On November 9, 2023, the Company entered into an Agreement with its Lender. The Agreement enables the Company, the Lender and other strategic investors to advance discussions towards a resolution for a recapitalization plan for the Company. Under the Agreement, the parties have agreed to a period of standstill, temporarily allowing the Company to go below its current cash covenant of $10 million until December 1, 2023.

References herein to the “Company,” “we,” “our,” “us,” and "5E" refer to 5E Advanced Materials, Inc. and its subsidiaries.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2023 (this “Form 10-Q”) contain various forward-looking statements relating to the Company’s future financial performance and results, financial condition, business strategy, plans, goals and objectives, including certain projections, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect the Company’s beliefs and expectations based on current estimates and projections. While the Company believes these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described under the heading “Item 1A. – Risk Factors” in our annual report on Form 10-K, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

These forward-looking statements speak only as of the date of this report and, except as required by law, the Company undertakes no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required under federal securities laws. You are advised, however, to consult any additional disclosures we make in our reports to the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in our latest annual report on Form 10-K and this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K filed on August 30, 2023. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described in our annual report on Form 10-K filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-Q and under “Item 1A. Risk Factors” and elsewhere in our Form 10-K. In addition, see “Cautionary Note Regarding Forward-Looking Statements.” References to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.

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

2024 Outlook and Goals

Step-Rate Testing

Initial production of boric acid can commence upon final clearance from the U.S. Environmental Protection Agency (EPA) under our Underground Injection Control Permit as well as successful completion of commissioning activities, including step-rate testing which establishes the porosity of the ore body and forms a base-line parameter. During the quarter, the EPA approved step-rate testing, and we believe that this approval to commence testing under the terms of the Company's existing permit marks a meaningful step closer towards conducting boric acid and lithium carbonate extraction operations.

Small-Scale Facility

During the quarter ended September 30, 2023, we have substantially completed construction of our Small-Scale Facility. Currently, the only open item to complete is the final electrical work for the back-end of the facility where boric acid, gypsum, and lithium carbonate production will occur. In October 2023, Step-Rate Testing was completed, results were submitted to the EPA, and the well-field was reassembled post-Step-Rate Testing. Upon final clearance from the EPA, the Small-Scale Facility will be ready to commence production and historical data suggests the well-field will take less than a month to condition before producing boric acid, gypsum, and lithium carbonate. During well-field conditioning, we expect to focus on completing final electrical work and commissioning.

Standstill Agreement with Senior Secured Lender

During the quarter ended September 30, 2023, Bluescape Special Situations IV (the "Lender"), the holder of our senior secured convertible note (the "Convertible Note"), communicated an alleged breach of the Convertible Note agreement regarding a nonfinancial covenant. However, the Lender elected not to pursue any remedies related thereto. We disagreed with the Lender's contention. As discussed in Note 7 of the unaudited condensed consolidated financial statements, the Convertible Note agreement contains a financial covenant requiring us to maintain a cash balance of at least $10 million. On November 9, 2023, we entered into a Standstill Agreement (the "Agreement") with the Lender. The Agreement enables 5E, the Lender, and other strategic investors to advance discussions towards a resolution for a recapitalization plan for the Company. Under the Agreement, the parties have agreed to a period of standstill, temporarily allowing the Company to go below its current cash covenant of $10 million until December 1, 2023. We are committed to protecting the interests of our stakeholders and are working diligently to enhance our financial health.

Liquidity

Our latest liquidity forecast indicates that available cash resources are expected to be exhausted in the next six months. We are actively exploring various financing options. However, if additional financing is not secured and our cash balance falls below $10 million, an event of default under the Convertible Note indenture would occur. An event of default would cause our Convertible Note balance outstanding to become immediately due and payable, which we would not have the resources to repay without additional financing. On November 9, 2023, we entered into an Agreement with our Lender and other strategic investors. The Agreement enables 5E, the Lender and other strategic investors to advance discussions towards a recapitalization plan for the Company. Under the Agreement, the parties have agreed to a period of standstill, temporarily allowing the Company to go below its current cash covenant of $10 million until December 1, 2023. If we are not able to obtain additional financing and agree to a successful recapitalization plan by December 1, 2023, our cash balance is expected to fall below $10 million, and an event of default would occur. However, it is expected that any recapitalization plan will waive any default under the Convertible Note agreement. While we believe that the standstill period will result in a successful recapitalization, it is not entirely within our control and accordingly there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these unaudited condensed consolidated financial statements are issued. Further, even if the anticipated recapitalization plan is successfully consummated in the fourth quarter 2023, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern. Refer to the "Going Concern" discussion within Note 1 of the unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below for more information.

Inflation

The U.S. inflation rate rose steadily beginning in 2021 and continued a steep climb into 2022. Although the inflation rate has somewhat moderated in 2023 it continues to be higher than historic averages. These inflationary pressures have resulted in and may result in additional increases to the cost of our goods, services, and personnel, which in turn causes our capital expenditures and labor costs to rise, including the estimated costs for our reclamation activities. Sustained levels of high inflation have caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which or the combination thereof, could adversely affect our business.

COVID-19 Response

We have implemented policies at our offices in Hesperia, CA and Houston, TX and at our project site in Newberry Springs, CA designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely at times, avoid non-essential business travel, when possible, adhere to good hygiene practices, and engage in social distancing. Continuation of COVID-19 or other widespread outbreak of contagious disease in 2024 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, construction, procurement, studies, lab results, and other factors that will depend on future developments that may be beyond our control.

At the onset of the COVID-19 pandemic and through 2022, we experienced, at times, significant shipping delays due to congestion and slowdowns at U.S. and international ports caused by shortages in vessels, containers, and truckers, also disrupting the global supply chain. This contributed to certain cost and schedule pressures related to the construction of the Small-Scale Facility. We continue to monitor the global situation, including the impacts of new and potential future variants of COVID-19, or other factors that may affect international shipping, logistics, and supply chain, or involve responses to government actions such as strikes or other disruptions.

The forward-looking information contained in this section is subject to the risk factors and assumptions contained in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factor” sections.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
COSTS AND EXPENSES
Project expenses	$1,583	$3,595	$(2,012)	-56%
General and administrative	6,038	4,886	1,152	24%
Research and development	39	39	—	0%
Depreciation and amortization expense	53	37	16	43%
Total costs and expenses	7,713	8,557	(844)	-10%
LOSS FROM OPERATIONS	(7,713)	(8,557)	844	-10%
NON-OPERATING INCOME (EXPENSE)
Interest income	132	61	71	116%
Other income	3	14	(11)	-79%
Derivative gain (loss)	—	13,909	(13,909)	N/A
Interest expense	(1,787)	(821)	(966)	118%
Other expense	(5)	—	(5)	N/A
Total non-operating income (expense)	(1,657)	13,163	(14,820)	-113%
NET INCOME (LOSS)	$(9,370)	$4,606	$(13,976)	NM

Comparison of the three months ended September 30, 2023 and 2022

Project expenses

Project expenses include drilling, plug and abandonment, site-preparation, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our Project. For the three months ended September 30, 2023, project expenses decreased $2.0 million or 56% versus the comparable period in 2022 as there was decreased activity related to the Project. Specifically, the decrease was primarily due to a reduction in expenses incurred relating to our plug and abandonment program ($2.5 million), reduced expenses incurred for engineering and technical reports that were not eligible for capitalization as construction in progress ($0.2 million), and a reduction in general site-related operating costs ($0.2 million). These decreases were partially offset by increased Environmental Protection Agency compliance costs ($0.6 million), testing and analysis ($0.2 million) and construction related insurance costs ($0.1 million).

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries, sponsorships, share based compensation and other expenses. For the three months ended September 30, 2023 general and administrative expenses increased $1.2 million or 24% versus the comparable period in 2022. The increase was primarily due to an increase in professional fees ($1.0 million), an increase in non-incentive employee compensation and benefits ($0.6 million) and an increase in compliance and filing fees ($0.2 million). The increase in professional fees was primarily due to an increase in legal fees, and the increase in salaries and benefits resulted from the hiring of additional personnel for the construction and operation of the Small-Scale Facility. Currently, all salaries and benefits are reported in general and administrative expenses. These increases were partially offset by a decrease in share based compensation costs ($0.7 million), and specifically a reduction in option awards.

Depreciation and amortization expense

Depreciation and amortization expense increased $16 thousand or 43% versus the comparable period in 2022. The increase was primarily due to additional assets placed in service during the second and third fiscal quarters of 2023.

Interest income

The increase in interest income during the three months ended September 30, 2023 versus the comparable period in 2022 was attributable to short-term investments (original maturities of three months or less) in highly liquid treasury bills and a certificate of deposit starting at the end of the quarter ending September 30, 2022. The weighted average interest rate earned on these investments was approximately 5.3% and 2.8 % for the three months ended September 30, 2023 and 2022, respectively.

Derivative gain

The derivative gain (loss) during the three months ended September 30, 2022 related to changes in fair value of the embedded conversion feature of our convertible notes that was required to be bifurcated and accounted for separately as a stand-alone derivative instrument during the quarter ended September 30, 2022. The unrealized gain during the three months ended September 30, 2022, was primarily due to the decrease in our stock price to $10.16 as of September 30, 2022 from $15.83 on August 26, 2022 (inception date).

Interest expense

The increase in interest expense of $1.0 million, or 118%, during the three months ended September 30, 2023 versus the comparable period in 2022 was primarily due to the issuance of the convertible note on August 26, 2022. We recognized $2.4 million of interest on the principal balance, debt issuance cost and discount amortization during the three months ended September 30, 2023 compared to $0.8 million for the comparable period in 2022. Additionally, during the three months ended September 30, 2023 we capitalized $0.6 million of interest to construction in progress compared to none in the comparable period of 2022.

Income Tax

We did not have any income tax expense or benefit for the three months ended September 30, 2023 and 2022, as we have recorded a full valuation allowance against our net deferred tax asset.

Cash flows

	For the three months ended September 30,		Change
	2023	2022	$	%
	($ in thousands)
Net cash used in operating activities	$(6,886)	$(7,812)	$926	-12%
Net cash used in investing activities	(1,631)	(5,126)	3,495	-68%
Net cash provided by financing activities	(10)	56,086	(56,096)	-100%
Net increase (decrease) in cash and cash equivalents	$(8,527)	$43,148	$(51,675)	-120%

During the three months ended September 30, 2023, we used $6.9 million of cash for operating activities, a decrease of $0.9 million or 12% compared to the comparable period in 2022. Cash used by operating activities decreased between periods primarily due to a decrease in project related expenses that was offset by a lesser extent to an increase in general and administrative expenses net of non-cash share based compensation expense. Refer to the preceding discussion for more information on increases and decreases in certain expenses between periods. During the three months ended September 30, 2023, we used $1.6 million of cash for investing activities, a decrease of $3.5 million or 68% compared to the comparable period in 2022. The reduction in investing cash flows was due to reduced spending on construction in progress related to the Small-Scale Facility between periods. Cash flows provided by financing activities during the three months ended September 30, 2022 were the result of the issuance of the Convertible Notes net of debt issuance costs with no comparable activity during the same period in 2023.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $11.8 million and working capital of $3.8 million compared to $20.3 million and $13.3 million as of June 30, 2023, respectively. Our predominant source of cash has been generated through equity financing from issuances of our common stock and hybrid equity and debt securities. Since inception, we have not generated revenues, and as such, have relied on equity financing and hybrid equity and debt instruments to fund our operating and investing activities.

In August 2022, we executed a $60 million private placement of senior secured convertible notes to complete construction and commissioning of our Small-Scale Facility, fund operation of our Small-Scale Facility, and general corporate purposes.

With our current capital resources and constructing nearly complete, we believe that we have sufficient funds to construct and commission our Small-Scale Facility; however, delay of final authorization to commence mining could push out operation of the facility until we raise additional capital. Over the next 12 months we have plans to achieve the following milestones that will require additional capital:

•
Operate the Small-Scale Facility;
•
Progress FEL2, FEL3, and detailed engineering and procure long lead item equipment, specifically our crystallization units;
•
Optimize well-field design in an effort to reduce future mining capital and operational expenditures through various drilling techniques such as directional, horizontal and radial drilling;
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

We are currently operating under a modified business plan until we secure additional financing. Absent additional financing as outlined above, we may no longer be able to meet our ongoing obligations, progress operations or achieve the milestones outlined above. If we are not able to procure other financing cash flows and our cash balance falls below $10 million, an event of default under the Convertible Note agreement would occur. An event of default would cause our Convertible Note balance outstanding to become immediately due and payable, which we would not have the resources to repay without additional financing. On November 9, 2023, we entered into an Agreement with our Lender and other strategic investors. The Agreement enables 5E, the Lender, and other strategic investors to advance discussions towards a recapitalization plan for the Company. Under the Agreement, the parties have agreed to a period of standstill, temporarily allowing the Company to go below its current cash covenant of $10 million until December 1, 2023. Given that raising additional capital and a successful recapitalization are not entirely within our control combined with our expectation of incurring significant operating and development costs for the foreseeable future, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Further, if the anticipated recapitalization plan is successfully consummated in the fourth quarter 2023, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1 of the unaudited condensed consolidated financial statements for more information.

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, construction related costs necessary to complete the Small-Scale Facility, project related costs, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include repayment of outstanding borrowings and interest payment obligations under our Convertible Notes (which may be avoided to the extent the notes are converted to shares of our common stock and/or interest is paid-in-kind) and future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” “Long-term Debt” and “Commitments and Contingencies” footnotes in the unaudited condensed consolidated financial statements for more information on certain of these expenditures and obligations.

Critical Accounting Policies

A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended June 30, 2023. There have been no significant changes in our critical accounting policies during the three months ended September 30, 2023.

Contractual Commitments and Contingencies

Purchase Obligations

We had purchase order commitments of $6.8 million for the construction works in progress, equipment, software, drilling and technical reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Note 12 - Commitments and Contingencies in the unaudited condensed consolidated financial statements of this filing, as of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

In addition to the risk factor set out below and other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our annual report on Form 10-K, which could materially affect our business, financial condition, and future results. The risks described in our Form 10-K are not the only risks that we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, operating results and cash flows.

If we are not able to successfully negotiate and or structure a recapitalization plan during the standstill period provided for in the Standstill Agreement, it is highly probable that we will by then be in default under our Convertible Notes, which could result in our Lender exercising any or all of its remedies under the Convertible Notes, including the immediate acceleration of all obligations due thereunder.

In connection with the issuance of our Convertible Notes to Lender, we entered into a Convertible Note Purchase Agreement, dated August 11, 2022, with Bluescape (the “Convertible Note Purchase Agreement”), which contains customary affirmative and restrictive covenants, including a covenant against permitting the Company’s unrestricted cash to be less than ten million dollars ($10,000,000) (the “Financial Covenant”). The Convertible Note Purchase Agreement also includes customary events of default, including an event of default tied to any breach of the Financial Covenant. Upon the occurrence of an event of default, Bluescape may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Convertible Note Purchase Agreement. Such accelerated repayment or other actions may have a negative impact on our business, financial condition, and results of operations.

On November 9, 2023, the Company entered into a standstill agreement with Lender, which will enable the Company, Lender, and other strategic investors to continue to advance discussions toward a resolution for a recapitalization plan for the Company, and the parties have agreed to a period of standstill under the Convertible Notes Purchase Agreement to December 1, 2023, to allow the Company to go below the Financial Covenant. However, if the parties to the standstill agreement are unable to come to a timely resolution of the Company’s capital needs, Bluescape may accelerate the outstanding obligations under the Convertible Note Purchase Agreement, which may have a negative impact on the Company’s business, financial condition, and results of operations or force us into bankruptcy or liquidation. And note that even if we successfully execute on the recapitalization plan, we will still need to raise additional funds over the next year to implement our strategic plan and there can be no assurance that we can raise such funds when required.

Pursuing the recapitalization plan is also time consuming and may distract management from critical operational initiatives, including finalizing the Company’s EPA approval to inject, which could also have a negative impact on the Company’s business, financial condition and results of operations, even if the recapitalization plan is ultimately successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)
3.2	Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)
10.1	Standstill Agreement dated November 9, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.
(Registrant)

Date: November 9, 2023	By:	/s/ Paul Weibel
Paul Weibel
Chief Financial Officer (Principal Financial Officer)