Form 10-K/A
period 2023-06-30
5E Advanced Materials, Inc.
filed 2024-02-02
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of February 2, 2024, the number of shares of the registrant’s Common Stock outstanding was 63,285,836.

5E ADVANCED MATERIALS, INC.

Table of Contents

		Page
EXPLANATORY NOTE		2

Forward Looking Information		4

	PART I
Items 1 and 2.	Business and Properties	9
	Business Overview	9
	Properties	16

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	27

i

Explanatory Note

Amendment No. 2 to Form 10-K. In connection with the amendment of our Technical Report Summary, this Amendment No. 2 on Form 10-K/A amends and restates only Part I, Items 1 and 2 (solely to update our disclosures regarding our mineral resource estimate), amends Part IV, Item 15, and amends and replaces the Technical Report Summary included as Exhibit 96.1 to both our Form 10-K originally filed with the SEC on August 30, 2023 (the "Original Form 10-K") and our Amendment No. 1 to Form 10-K/A filed with the SEC on October 27, 2023 (the "Amendment No. 1 to Form 10-K"). No other Items included in either the Original Form 10-K or Amendment No. 1 to Form 10-K have been amended or revised in this Amendment No. 2 to Form 10-K, and all such other Items shall be as set forth in either the Original Form 10-K filing or Amendment No. 1 to Form 10-K, respectively. In addition, no other information has been updated for any subsequent events occurring after August 30, 2023, or October 27, 2023, the dates the Original Form 10-K and Amendment No. 1 to Form 10-K were filed with the SEC, respectively.

As used in this Amendment No. 2 to Form 10-K, references to “5E,” the “Company,” “we,” “our,” or “us” mean 5E Advanced Materials, Inc., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

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

Included as Exhibit 96.1 to this filing is an amended technical report, with an effective date of April 1, 2023, and a revised report date of February 2, 2024 (the “Amended Initial Assessment Report”). The purpose of the Amended Initial Assessment Report is to support the disclosure of mineral resource estimates for the Project. Both the initial and the Amended Initial Assessment Reports were prepared in accordance with the SEC’s Mining Disclosure Rules and Regulation S-K Subpart 1300 and Item 601(b)(96) (technical report summary). The Amended Initial Assessment Report is discussed in Business and Properties and incorporated by reference as Exhibit 96.1 to this Amendment No. 2 to Form 10-K.

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

Our Project is Based on one of the Largest Known New Conventional Boron Deposits in the World and Includes a Complementary Lithium Resource that has the Potential to Enable Us to Become an Important Participant in the U.S. Lithium Market. The Project deposit is a rare colemanite borate deposit, and we believe it is one of the largest known new deposits of colemanite globally. The Amended Initial Assessment Report estimates a combined 5.80 million short tons of Measured Mineral Resource plus Indicated Mineral Resource at the Project of boric acid (H3BO3) and 141,000 short tons of lithium carbonate equivalent. The mineral resource estimate also identified 8.17 million short tons of Inferred Mineral Resource of boric acid (H3BO3) and 166,000 short tons of lithium carbonate equivalent. Across the three mineral resource categories there is an estimated 13.97 million short tons of boric acid and 307,000 short tons of lithium carbonate equivalent using a 2% cut-off grade. We believe that the complementary lithium resource at the Project, if successfully developed, has the potential to enable us to become an important participant in the U.S. lithium market. We believe the size and quality of our Project resource also positions us to become a long-term supplier, if and when the site becomes operational.

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

Fort Cady

Our previous development plans were focused on boron and sulphate of potash (“SOP”) and developing a large-scale complex under a phased development process. During the 2022 fiscal year, we changed the focus of our business plan and have worked with our external engineering partners on an updated process design for our proposed large-scale complex at the Project. Our Amended Initial Assessment Report added further definition to our large boron resource and established the existence of a lithium mineral resource that we believe could provide us with potential lithium carbonate production. Due to the current favorable market backdrop and growing importance of critical materials, we now intend to focus primarily on further defining our boron and lithium resources, and to work towards developing a large-scale boron and lithium complex for the extraction of boric acid and lithium carbonate. A focus on boron and lithium extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food security, and production of domestic supply and our focus on high value in use materials and applications.

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

During the fiscal year, our team spent significant time completing our Amended Initial Assessment Report. A dedicated internal and external team pooled their professional and technical expertise to publish a report that we believe demonstrates a world-class resource, management’s firm understanding and direction for the business, and a phased approach to scale production, which can position the company to achieve profitability, generate cash flow, and reduce risk. The Amended Initial Assessment Report includes a revised mineral resource estimate for boric acid and lithium carbonate, estimates for capital costs and operating expenses, and a bottoms-up economic analysis based on a phased approach to scaling production. The financial model for the economic analysis includes preliminary market studies and independent pricing forecasts for boric acid and lithium carbonate. As part of our amended technical report, we engaged two external EPC firms to assist management with our capital cost estimate, which we expect to use as the basis to stage a formal process to request proposals for detail design of the proposed large-scale complex.

The Amended Initial Assessment Report outlines three phases for the larger-scale facility:

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
STEEL TOWER TRANSMISSION LINE
LAVA
OPEN PIT MINE
STRIP MINE
PROSPECT
Pisgah Crater

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

Amended Initial Assessment Report

During the fiscal year, we spent significant time updating our initial assessment Technical Report Summary, prepared in accordance with Regulation S-K 1300. A dedicated internal and external team pooled their professional and technical expertise to publish a report that we believe highlights a world-class resource, management’s firm understanding and direction for the business, and a phased approach to scale production, which can position the company to achieve profitability, generate cash flow, and reduce risk. The Amended Initial Assessment Report includes a revised mineral resource estimate for boric acid and lithium carbonate, estimates for capital costs and operating expenses, and a bottoms-up economic analysis based on a phased approach to scaling production. The financial model for the economic analysis includes preliminary market studies and independent pricing forecasts for boric acid and lithium carbonate. As part of the amended technical report, the Company engaged two external EPC firms to assist management with the capital cost estimate, which we expect to use as the basis to stage a formal process to request proposals for detail design of the proposed large-scale complex.

The Amended Technical Report Summary outlines three phases for the larger-scale facility:

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

Mineral Resource Estimate

In December of 2018, Mr. Louis Fourie of Terra Modeling Services (“TMS”) completed an updated JORC resource report for the Project. That report identified a Measured plus Indicated mineral resource estimate of 52.7 million tonnes (Mt) containing an average grade of 6.02% B2O3 and 367 ppm of Li. This was followed in 2021 by an initial assessment report (the "Initial Assessment Report") prepared in accordance with Regulation S-K 1300 which utilized and verified the previous reporting, as there were no significant exploration activities undertaken on the Project between 2018 and 2021, although changes in the Mineral holdings did occur, and the mineral Resource was subsequently updated. Since 2021, there have been 13 additional wells drilled as part of a monitoring well and testing program. One well, IR2-01-01, was cored and assayed at the Saskatchewan Research Council (“SRC”), following the same methodologies as before. The data from this drill hole was quality assessed, and subsequently added to this Resource update, which has also been modified with changes in the mineral holdings as described in Section 3, as well as cut-off grade as described below. In May 2023, we updated and released our Amended Initial Assessment Report with our mineral resources pursuant to the requirements of Regulation S-K 1300 (refer to Exhibit 96.1). The report was prepared by Qualified Persons including Company management and third-party independent companies TMS and Confluence Water Resources, LLC. All QP’s have necessary experience per Regulation S-K 1300 and material assumptions and information pertaining to the disclosure of our mineral resources, including material assumptions relating to all modifying factors, price estimates, and scientific and technical information, as described in the Amended Initial Assessment Report, remain current as of June 30, 2023.

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

An in-depth assessment of cut-off grade was undertaken in the Amended Initial Assessment Report, incorporating the result of leaching tests, mining and processing costs, and commodity pricing. Elevated boric acid pricing has allowed for a re-evaluation of grade cutoff and the ability to address lower grade areas in the ore body. This assessment is based on assumptions in the financial model detailed in Section 19 on the Amended Initial Assessment Report (see Exhibit 96.1). Sales pricing has risen over the past several years and months and is currently tracking in the upper $1,400’s for boric acid. For this evaluation, current boric acid pricing was used along with price forecasting based on work by an independent third-party. A similar methodology was applied for lithium carbonate prices and forecasts. The result of this exercise is a 2.0% financially viable driven grade cutoff, where the costs are near the current spot sales price for boric acid. The geologic model used the 2% B2O3 cutoff which has a Boric Acid equivalent cutoff of 3.55% H3BO3.

Fort Cady Mineral Resource Estimate as of April 1, 2023

Results of the mineral resource estimation are shown in the table below. The resource estimate contains a combined 74.31 million short tons of Measured plus Indicated resources with an average grade of 4.15% B2O3 and 356 ppm Li, using a 2% cut-off grade for B2O3. Independent market research assessed the spot price of boric acid and technical grade lithium carbonate to be $1,041 and $58,746 per short ton, respectively. Our Amended Initial Assessment estimates prices for boric acid and lithium carbonate of $1,726 and $30,316 per short ton in the first year of production as discussed in further detail of Section 16 and 19.3.1 of our Amended Initial Assessment Report filed as Exhibit 96.1. The mineral resource estimate also identifies 96.90 million short tons of Inferred resources under mineral control by the Company with an average grade of 4.75% B2O3 and 321 ppm Li. At this time, we have not yet established mineral reserves. Our Amended Technical Report Summary assumes a metallurgical recovery factor of 81.9% for boric acid and 44.3% for lithium carbonate, and the reference point for the resource is in-situ prior to mining losses and processing losses. It is noted that these numbers are substantially different to previous reports, which is ascribed to the change in cut-off grade as detailed in the Amended Initial Assessment. Regulation S-K 1300 requires a current economic assessment to be completed which provides a reasonable basis for establishing the prospects of economic extraction of the mineral resource estimation.

Measured Resource	Horizon(1)	Tonnage (MST)	B2O3 (wt%)	H3BO3 (wt%)	Lithium (ppm)	B2O3 (MST)	H3BO3 (MST) (2)	LCE (MST) (3)
	UMH	1.37	4.58	8.14	308	0.06	0.11	0.002
5E Land Patented,	MMH	12.26	6.26	11.12	409	0.77	1.36	0.027
surface & minerals	IMH	8.86	5.25	9.33	386	0.47	0.83	0.018
	LMH	8.46	2.30	4.09	261	0.19	0.35	0.012
Total Measured Resource		30.95	4.81	8.55	357	1.49	2.65	0.059

Indicated Resource	Horizon(1)	Tonnage (MST)	B2O3 (wt%)	H3BO3 (wt%)	Lithium (ppm)	B2O3 (MST)	H3BO3 (MST) (2)	LCE (MST) (3)
	UMH	1.72	3.95	7.02	314	0.07	0.12	0.003
5E Land Patented,	MMH	20.21	5.50	9.77	368	1.11	1.97	0.040
surface & minerals	IMH	13.48	3.02	5.36	371	0.41	0.72	0.027
	LMH	7.94	2.36	4.19	302	0.19	0.33	0.013
Total Indicated Resource		43.35	4.09	7.27	355	1.77	3.15	0.082
Total Measured + Indicated Resource		74.31	4.15	7.37	356	3.26	5.80	0.141

Inferred Resource	Horizon(1)	Tonnage (MST)	B2O3 (wt%)	H3BO3 (wt%)	Lithium (ppm)	B2O3 (MST)	H3BO3 (MST) (2)	LCE (MST) (3)
	UMH	4.98	3.21	5.70	303	0.16	0.28	0.008
5E Land Patented,	MMH	37.60	6.08	10.80	295	2.29	4.06	0.059
surface & minerals	IMH	13.88	2.59	4.60	346	0.36	0.64	0.026
	LMH	7.07	2.13	3.79	267	0.15	0.27	0.010
5E surface,	UMH	4.86	3.75	6.66	311	0.18	0.32	0.008
State of California	MMH	16.93	6.73	11.95	366	1.14	2.02	0.033
minerals	IMH	9.24	2.43	4.32	365	0.22	0.40	0.018
5E Land Patented,	UMH	0.42	4.02	7.14	287	0.02	0.03	0.001
surface &	MMH	1.18	5.38	9.56	339	0.06	0.11	0.002
minerals, SE	IMH	0.74	2.45	4.35	331	0.02	0.03	0.001
Total Inferred Resource		96.90	4.75	8.43	321	4.60	8.17	0.166

* Using a 2% B2O3 cut-off grade, and no Lithium cut-off grade
(1) “UMH” is Upper Mineralized Horizon “MMH” is Major Mineralized Horizon “IMH” is Lower Mineralized Horizon
(2) Conversion factor from boric oxide to boric acid is 1.776
(3) LCE was derived using a conversion factor of 5.323

The Amended Initial Assessment Report was prepared based primarily on information available at the time of preparation, is subject to assumptions, conditions and is qualified by various limitations. The foregoing summary description of the Amended Initial Assessment Report is qualified by the full Amended Initial Assessment Report, which is included as an exhibit

Internal controls disclosure

The Amended Initial Assessment Report indicates that the quality assurance and quality control (“QA/QC”) procedures for the Duval and FCMC drill holes are unknown though the work products compiled during these historic drilling campaigns, suggests they were carried out by competent geologists following procedures considered standard practice at those times. Discussions held with the exploration geologist for Duval at the time of drilling and sampling, indicate that Duval had internal QA/QC procedures in place to ensure that assay results were accurate. Geochemical analyses were carried out using X-Ray Fluorescence Spectrometry (“XRF”). XRF results were reportedly checked against logging and assay data.

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

In the Amended Initial Assessment Report, the QP’s made the following recommendations:

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

3.1*	Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

3.2*	Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

4.1*	Description of Capital Stock of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on February 2, 2024

10.1+*	5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.2*	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.3+*	Brennan Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2023)

10.4+*

Offer Letter from Fort Cady (California) Corporation to Mr. Weibel (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.5+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. van't Hoff (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 25, 2022)

10.6+*

Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.7*

Letter dated November 4, 2021 by 5E Advanced Materials, Inc. to ASX Limited regarding acknowledgment of CHESS Depositary Nominee (CDN) Function (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.8+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Jennings (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 25, 2022)

10.9+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Hunt (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.10+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Lim (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.11+*	Offer Letter from 5E Advanced Materials, Inc. to Mr. Salisbury (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)

10.12*	Convertible Note Purchase Agreement dated August 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2022)

10.13*	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022)
10.14+*

Addendum to Offer Letter from Fort Cady (California) Corporation to Mr. Weibel (as amended by Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on August 30, 2023)

Exhibit Number	Exhibit Title
14.1*	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the SEC on October 27, 2023)
16.1*	Letter from BDO USA, LLP to the SEC, dated October 3, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022).

21.1*	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)
23.1**	Consent of Barr Engineering Co.
23.2**	Consent of Mike Rockandel Consulting LLC
23.3**	Consent of Louis Fourie, P. Geo., Principal, Terra Modeling Services
23.4**	Consent of Mathew Banta, PH, Principal, Confluence Water Resources LLC
23.5**	Consent of Escalante Geological Services LLC
23.6**	Consent of Paul Weibel, CPA, Chief Financial Officer, 5E Advanced Materials, Inc.
23.7*	Consent of BDO USA, P.C.
23.8*	Consent of PricewaterhouseCoopers, LLP

31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

96.1**	Amended Initial Assessment Report (February 2024)

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 2, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul Weibel, Attorney-in-Fact Susan S. Brennan	Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2024

/s/ Paul Weibel Paul Weibel	Chief Financial Officer (Principal Financial and Accounting Officer)	February 2, 2024

/s/ Paul Weibel, Attorney-in-Fact David Salisbury	Chairman of the Board	February 2, 2024

/s/ Paul Weibel, Attorney-in-Fact Stephen Hunt	Director	February 2, 2024

/s/ Paul Weibel, Attorney-in-Fact Sen Ming Lim	Director	February 2, 2024

/s/ Paul Weibel, Attorney-in-Fact	Director	February 2, 2024
H. Keith Jennings

/s/ Paul Weibel, Attorney-in-Fact	Director	February 2, 2024
Graham van’t Hoff