Form 10-Q
period 2023-12-31
5E Advanced Materials, Inc.
filed 2024-02-14
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 13, 2024, there were 63,285,836 shares of the Registrant’s common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share data)

	December 31,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,045	$20,323
Prepaid expenses and other current assets	1,442	1,808
Total current assets	3,487	22,131
Mineral rights and properties, net	7,627	7,637
Construction in progress	72,572	67,553
Properties, plant and equipment, net	3,012	3,056
Reclamation bond deposit	308	309
Right of use asset	127	207
Other assets	6	6
Total assets	$87,139	$100,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,853	$8,728
Lease liabilities, current	104	136
Total current liabilities	8,957	8,864
Long-term debt, net	42,406	37,671
Lease liabilities	25	74
Asset retirement obligations	759	724
Total liabilities	52,147	47,333

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 180,000 shares authorized; 44,237 and 44,187 shares outstanding December 31, 2023 and June 30, 2023, respectively	442	441
Additional paid-in capital	192,524	191,113
Retained earnings (accumulated deficit)	(157,974)	(137,988)
Total stockholders’ equity	34,992	53,566
Total liabilities and stockholders’ equity	$87,139	$100,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Operating expenses:
Project expenses	$1,431	$3,404	$3,014	$6,999
General and administrative	7,396	7,701	13,434	12,587
Research and development	6	39	45	78
Depreciation and amortization expense	53	42	106	79
Total operating expenses	8,886	11,186	16,599	19,743
Income (loss) from operations	(8,886)	(11,186)	(16,599)	(19,743)

Non-operating income (expense):
Interest income	10	465	142	526
Other income	—	22	3	36
Derivative gain (loss)	—	(2,166)	—	11,743
Interest expense	(1,739)	(1,985)	(3,526)	(2,806)
Other expense	(1)	(13)	(6)	(13)
Total non-operating income (expense)	(1,730)	(3,677)	(3,387)	9,486

Income (loss) before income taxes	(10,616)	(14,863)	(19,986)	(10,257)

Income tax provision (benefit)	—	—	—	—
Net income (loss)	$(10,616)	$(14,863)	$(19,986)	$(10,257)

Net income (loss) per common share — basic and diluted	$(0.24)	$(0.34)	$(0.45)	$(0.24)
Weighted average common shares outstanding — basic and diluted	44,237	43,772	44,229	43,561

Comprehensive income (loss):
Net income (loss)	$(10,616)	$(14,863)	$(19,986)	$(10,257)
Comprehensive income (loss)	$(10,616)	$(14,863)	$(19,986)	$(10,257)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(19,986)	$(10,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	106	79
Share based compensation	1,505	3,533
Unrealized (gain) loss on convertible note derivative instrument	—	(11,743)
Accretion of asset retirement obligations	35	9
Amortization of debt issuance costs and discount — convertible note	2,905	2,001
Amortization of right of use asset	80	84
Change in:
Prepaid expenses and other current assets	366	474
Accounts payable and accrued liabilities	217	(363)
Net cash used in operating activities	(14,772)	(16,183)
Cash Flows From Investing Activities:
Construction in progress	(3,435)	(15,908)
Properties, plant and equipment additions	(51)	(208)
Net cash used in investing activities	(3,486)	(16,116)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	—	60,000
Debt issuance costs	—	(4,160)
Payments on note payable	(20)	(19)
Proceeds from exercise of stock options	—	2,172
Net cash provided by (used in) financing activities	(20)	57,993
Net increase (decrease) in cash and cash equivalents	(18,278)	25,694
Cash and cash equivalents at beginning of period	20,323	31,057
Cash and cash equivalents at end of period	$2,045	$56,751

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21	$4

Noncash Investing and Financing Activities:
Accounts payable and accrued liabilities change related to construction in progress	$1,584	$5,381
Interest paid through issuance of additional convertible notes	1,851	—
Increase (decrease) in asset retirement costs	—	167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	43,305	$433	$169,593	$(107,364)	$62,662
Shares issued for:
Exercise of stock options	50	1	255	—	256
Share based compensation	—	—	1,300	—	1,300
Net income (loss)	—	—	—	4,606	4,606
Balance at September 30, 2022	43,355	$434	$171,148	$(102,758)	$68,824
Shares issued for:
Exercise of stock options	525	5	1,911	—	1,916
Vesting of restricted share units	9	—	—	—	—
Share based compensation	—	—	2,233	—	2,233
Convertible note derivative liability reclassification	—	—	13,153	—	13,153
Net income (loss)	—	—	—	(14,863)	(14,863)
Balance at December 31, 2022	43,889	$439	$188,445	$(117,621)	$71,263

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	44,187	$441	$191,113	$(137,988)	$53,566
Shares issued for:
Vesting of restricted share units	50	1	(32)	—	(31)
Share based compensation	—	—	599	—	599
Net income (loss)	—	—	—	(9,370)	(9,370)
Balance at September 30, 2023	$44,237	$442	$191,680	$(147,358)	$44,764
Shares issued for:
Vesting of restricted share units	—	—	(62)	—	(62)
Share based compensation	—	—	906	—	906
Net income (loss)	—	—	—	(10,616)	(10,616)
Balance at December 31, 2023	$44,237	$442	$192,524	$(157,974)	$34,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto for the year ended June 30, 2023 included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position as of December 31, 2023, results of operations for the three and six months ended December 31, 2023 and 2022 and cash flows for the six months ended December 31, 2023 and 2022 have been included. Operating results for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2024.

Basis of Consolidation

The unaudited condensed consolidated financial statements comprise the financial statements of 5E Advanced Materials, Inc. and its wholly owned subsidiaries, American Pacific Borates Pty Ltd. and 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation, (“5EBA”), (collectively, “we,” “our,” or the “Company”).

Out-of-Court Restructuring

In fiscal year 2023, the Company increased efforts to identify appropriate funding solutions to address the Company’s liquidity profile. With the EPA approval still an open item at the time, capital providers were reluctant to invest. As time progressed, even with cost saving measures implemented, the Company approached the $10 million liquidity covenant (as discussed within Note 7) and therefore began discussions with its lender. The combination of the EPA status, and the approaching liquidity floor required a commercial resolution. On November 9, 2023, the Company entered into a standstill agreement (the "Standstill Agreement") with Bluescape Special Situations IV ( “Bluescape”), Alter Domus (US) LLC (the “Collateral Agent”), Ascend Global Investment Fund SPC for and on behalf of Strategic SP (“Ascend”), and Mayfair Ventures Pte Ltd in connection with the Company’s senior secured convertible notes (the “Convertible Notes”). Pursuant to the Standstill Agreement, Bluescape and the Collateral Agent agreed to not exercise their respective rights, remedies, powers, privileges, and defenses under the Note Purchase Agreement, dated August 11, 2022 (the “Note Purchase Agreement”) with respect to the occurrence of any default or event of default, and all parties to the Standstill Agreement agreed to forbear from instituting or pursuing legal action with respect to the Convertible Notes. The Standstill Agreement also temporarily allowed the Company to go below its current cash covenant of $10 million (as discussed in Note 7).

On December 1, 2023, we extended the effectiveness of the Standstill Agreement from December 1, 2023 to December 5, 2023 and then on December 5, 2023 entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with Bluescape, the Collateral Agent, and Ascend in connection with certain restructuring transactions with respect to the Company’s capital structure, including the Company’s Convertible Notes. Pursuant to the Restructuring Support Agreement, the parties agreed to implement the restructuring transactions either as an out-of-court restructuring (the “Out-of-Court Restructuring”) or an in-court restructuring under voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a U.S. Bankruptcy Court.

On January 12, 2024 (as discussed in Note 13), the Company held a special meeting of stockholders (the “Special Meeting”) where the Company’s stockholders approved the Out-of-Court Restructuring, including (i) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.01 (the “Common Stock”) from 180,000,000 to 360,000,000, (ii) the issuance of up to $35 million of Common Stock at a price of $1.025 per share (the “Securities Offering”) to Ascend and Bluescape, if Bluescape decided to exercise its option to participate in the Securities Offering, and (iii) the issuance of additional shares of the Company’s Common Stock upon conversion of the Convertible Notes in connection with an amendment to the Convertible Notes (the “Convertible Notes Amendment”).

On January 18, 2024, pursuant to a subscription agreement with Ascend, dated December 5, 2023 and an amended and restated subscription agreement with 5ECAP LLC (“5ECAP”), dated January 18, 2024 (the “5ECAP Subscription Agreement”), we issued (i) 5,365,854 shares of Common Stock to Ascend at a price of $1.025 per share, which shares included the placement fee to Ascend in shares of Common Stock and (ii) 5,365,854 shares of Common Stock to 5ECAP at a price of $1.025 per share, which shares included the placement fee to 5ECAP in shares of Common Stock (the “First Closing”).

On January 18, 2024, in connection with the Out-of-Court Restructuring, we entered into an amended and restated note purchase agreement (the “Amended and Restated Note Purchase Agreement”) with Bluescape, Ascend, and Meridian Investments Corporation “Meridian”) related to the Convertible Notes. Pursuant to the Amended and Restated Note Purchase Agreement, the Convertible Notes

bear interest at a rate of 4.50% per annum, payable semi-annually, or 10.00% per annum if we elect to pay such interest through the delivery of additional Convertible Notes and are convertible into 66,261,621 shares of Common Stock at a conversion price of $1.5375 per share of Common Stock (including accrued interest paid-in-kind). The Convertible Notes mature on August 15, 2028. Following certain corporate events that may occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate of a holder who elects to convert its Convertible Notes in connection with a corporate event. In addition, the minimum cash condition has been waived through June 28, 2024, with a reduction in such covenant thereafter from $10 million to $7.5 million.

On January 29, 2024, pursuant to the 5ECAP Subscription Agreement, the Company issued 8,317,074 shares of Common Stock to 5ECAP at a price of $1.025 per share (the “Second Closing”). The completion of the Out-of-Court Restructuring marks a crucial step to strengthen the Company’s balance sheet, funds the next phase of its development, and supports the commencement of mining operations for boric acid and lithium.

Going Concern

Management evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. In performing this analysis, and considering the impacts of the Out-of-Court Restructuring described above, management concluded there continues to exist substantial doubt regarding the Company’s ability to continue as a going concern.

Although the Out-of-Court Restructuring significantly improved the Company’s cash position, and the Company continues to operate under a business plan that includes reductions in certain spending, management expects the Company to incur significant operating and development costs for the foreseeable future, and anticipates the need for additional financing within the next twelve months to maintain a cash balance in excess of the $7.5 million minimum cash covenant which goes into effect June 28, 2024 (as discussed in Note 7). If the Company is not able to secure additional financing and the Company’s cash balance falls below $7.5 million after June 28, 2024, an event of default under the Amended and Restated Convertible Note Agreement would occur. An event of default would cause the Convertible Notes balance outstanding to become immediately due and payable, for which the Company would not have the resources to repay without additional financing. The receipt of potential funding from equity or debt issuances, beyond those that are part of the Out-of-Court Restructuring, cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these condensed consolidated financial statements. Therefore, there exists substantial doubt regarding the Company's ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Even if additional debt or equity financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, a convertible note, vehicle notes, and accounts payable and accrued liabilities. Management believes the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these instruments, with the exception of the convertible note and vehicle notes, approximate their carrying value. See Note 7 for fair value information related to the convertible notes.

Concentration of Risk

The Company maintains cash deposits at several major banks, which at times may exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation. Management monitors the financial health of the banks and believes the Company is not exposed to any significant credit risk, and the Company has not experienced any such losses.

Risks and Uncertainties

The Company is subject to a number of risks that our management believes are similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration activities, need for significant additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals. The Company currently generates no revenues from operations and will need to rely on raising additional capital or financing to sustain operations in the long-term. There can be no assurance that management will be successful in its efforts to raise additional capital on terms favorable to the Company, or at all, or in management's ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources. Refer to the Going Concern discussion above for additional details.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following.

	December 31,	June 30,
	2023	2023
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $33 and $23 at December 31, 2023 and June 30, 2023, respectively (1)	347	357
Mineral rights and properties, net	$7,627	$7,637

(1) Asset retirement costs represent the carrying value of capitalized costs associated with asset retirement obligations discussed in Note 5.

3. Construction in Progress

Construction in progress consisted of the following.

	December 31,	June 30,
	2023	2023
	(in thousands)
Engineering services	$9,122	$9,122
Equipment	32,726	31,692
Construction	24,176	21,579
Injection and recovery wells	4,097	4,002
Capitalized interest	2,451	1,158
Total construction in progress	$72,572	$67,553

4. Properties, Plant and Equipment, Net

Properties, plant and equipment, net consisted of the following.

	Depreciation	Estimated useful	December 31,	June 30,
Asset category	method	life (in years)	2023	2023
			(in thousands)
Land	N/A	—	$1,533	$1,533
Buildings	Straight-line	7-15	873	873
Vehicles	Straight-line	3-5	345	345
Plant and equipment	Straight-line	5-10	676	623
			3,427	3,374
Less accumulated depreciation			(415)	(318)
Properties, plant and equipment, net			$3,012	$3,056

For the three months ended December 31, 2023 and 2022, we recognized depreciation expense of approximately $48 and $39 thousand, respectively. For the six months ended December 31, 2023 and 2022, we recognized depreciation expense of approximately $96 and $73, respectively.

5. Asset Retirement Obligations

The change in our ARO during the period presented and the balance of our accrued reclamation liabilities at the end of the period is set forth below.

Six months ended
December 31, 2023
(in thousands)
Asset retirement obligation — beginning of period	$724
Obligation incurred during the period	—
Revisions to previous estimates	—
Accretion	35
Asset retirement obligation — end of period	$759

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	December 31,	June 30,
	2023	2023
	(in thousands)
Accounts payable - trade (1)	$2,897	$1,492
Accrued expenses	384	1,350
Accrued capital expenditures	2,847	3,386
Accrued payroll	1,254	1,072
Accrued interest	1,430	1,388
Current portion of debt	41	40
Accounts payable and accrued liabilities	$8,853	$8,728

(1) Includes $1,529 thousand and $699 thousand related to capital expenditures, respectively.

7. Long-term Debt

Long-term debt consisted of the following at the end of each period presented.

	December 31,	June 30,
	2023	2023
	(in thousands)
Convertible note	$63,561	$61,710
Vehicle notes payable	128	148
Total debt	63,689	61,858
Current portion of debt	41	40
Long-term debt	63,648	61,818
Unamortized convertible note discount — embedded conversion feature	(18,202)	(20,691)
Unamortized debt issuance costs - convertible note	(3,040)	(3,456)
Long-term debt, net	$42,406	$37,671

On August 15, 2023, the Company elected to issue additional notes as payment for $1.85 million of interest accrued during the period from February 16, 2023 through August 15, 2023.

Interest expense consisted of the following for each period presented.

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Convertible note interest	$953	$675	$1,893	$945
Vehicle notes payable interest	1	1	3	4
Amortization of debt issuance costs and discount — convertible note	1,453	1,453	2,905	2,001
Other interest	—	—	18	—
Gross interest expense	2,407	2,129	4,819	2,950
Less: amount capitalized to construction in progress	668	144	1,293	144
Interest expense, net of amounts capitalized	$1,739	$1,985	$3,526	$2,806

Effective interest rate — convertible note	22.6%	25.6%	22.5%	25.7%

Convertible Note

On August 11, 2022, the Company executed a $60 million private placement of Convertible Notes with Bluescape, which is secured by a security interest in substantially all of the Company’s assets, which closed on August 26, 2022 (the “Original Closing Date”). The Convertible Notes are convertible into shares of the Company’s Common Stock. As discussed within Note 1 and Note 13, on January 12, 2024, at the Special Meeting, the Company’s shareholders approved certain proposals that allowed for an Out-of-Court Restructuring, and on January 18, 2024, the Amended and Restated Note Purchase Agreement was executed in accordance with the Out-of-Court Restructuring which modified certain terms of the Convertible Notes. In connection with the execution of the Amended and Restated Note Purchase Agreement, the maturity date of the Convertible Notes was extended one year to August 15, 2028. Additionally, at the Company’s election, the Convertible Notes bear interest at an annual rate of 4.50% if paid in cash, and 10.00% if paid through the issuance of additional notes. Interest is paid semi-annually on February 15 and August 15 of each year. The Convertible Notes contain a financial covenant requiring the Company to maintain a cash balance of at least $10 million which was waived during the effective periods of both the Standstill Agreement and Restructuring Support Agreement, which has been further waived through June 28, 2024 and reduced thereafter to $7.5 million in connection with the Amended and Restated Note Purchase Agreement. The purchaser may convert the Convertible Notes into shares of our Common Stock at any time before the Convertible Notes mature based upon a conversion price of $1.5375. Prior to entering into the Amended and Restated Note Purchase Agreement, the Company had the right to convert the Convertible Notes into shares of the Company’s Common Stock based upon the Company’s Common Stock trading above certain threshold prices at certain dates. However, in connection with the Amended and Restated Note Purchase Agreement, the Company’s ability to convert the Convertible Notes and force conversion into Common Stock was eliminated. Furthermore, in connection with entry into the Amended and Restated Note Purchase Agreement and Out-of-Court Restructuring, fifty percent (50%) of the outstanding Convertible Notes were acquired by Ascend and 5ECAP from Bluescape. The Company is currently in the process of evaluating if the Amended and Restated Note Purchase Agreement represents either a modification of the Convertible Note, or the in-substance extinguishment of the Convertible Note and establishment of a new debt, and expects such evaluation to be complete within the third fiscal quarter of 2024.

Prior to entering into the Amended and Restated Note Purchase Agreement, the terms of the Convertible Notes permitted a change in the applicable conversion price upon a digressive issuance by the Company within three months of the Original Closing Date. As a result, the conversion feature of the Convertible Notes was deemed to have an embedded derivative requiring separate accounting as a stand-alone derivative instrument (the "Convertible Note Derivative"). The Convertible Notes were initially recorded at its face amount of $60 million less debt issuance costs of $4.2 million and the fair value of the Convertible Note Derivative, which was determined to be $24.9 million. The provision that resulted in separate accounting for the conversion feature of the Convertible Note Derivative expired November 26, 2022, and accordingly, the fair value of the Convertible Note Derivative at expiration of the provision was transferred to additional paid-in capital (refer to Note 8). Fair value information for the Convertible Notes follows.

	December 31,	June 30,
	2023	2023
	(in thousands)
Fair value of convertible note (Level 2)	$46,664	$40,316
Total fair value of convertible note	$46,664	$40,316

The valuation model for the Convertible Notes and related Convertible Note Derivative requires the input of subjective assumptions including expected share price volatility, risk-free interest rate and debt rate. Changes in the input assumptions as well as the Company's underlying share price can materially affect the fair value estimates. Prior to the expiration of the provision that required separate accounting for the Convertible Note Derivative, changes in the fair value of the Convertible Note Derivative materially affected reported net income (loss) but had no related impact on our cash position or cash flows. Changes in the reported fair value of the Convertible Notes are not recognized in net income and therefore have no effect on reported net income (loss).

The significant assumptions used in the fair value model for the Convertible Notes and related Convertible Note Derivative include the following, with a change in volatility and debt rate having the most significant impact on the related fair values.

	December 31,	June 30,
	2023	2023
Risk-free interest rate	4.0%	4.4%
Volatility	55.0%	50.0%
Debt rate	15.2%	17.5%
Stock price per share	$1.41	$3.28

8. Convertible Note Derivative

The Convertible Note Derivative, which related to the Convertible Notes described above in Note 7, was valued upon initial recognition and at each reporting period at fair value using a with-and-without methodology utilizing a binomial lattice model (a model which utilizes Level 3 fair value inputs). Changes in the fair value were recognized in Derivative gain (loss) in the statement of operations prior to the derecognition of the Convertible Note Derivative during the quarter ended December 31, 2022. As described above in Note 7, the fair value of the Convertible Note Derivative was transferred to additional paid-in capital during the three months ended December 31, 2022. Refer to Note 7 for additional information about the fair value assumptions utilized for the valuation of the Convertible Note Derivative. The components of changes to the fair value of the Convertible Note Derivative for the period presented are summarized below.

Six months ended
December 31, 2022
(in thousands)
Convertible note derivative (asset) liability — beginning of period	$—
Additions, at fair value, August 26, 2022	24,896
Fair value adjustment (gain) loss	(11,743)
Reclassified to additional paid-in capital, at fair value, November 26, 2022	(13,153)
Convertible note derivative (asset) liability — end of period	$—

9. Financial Instruments and Fair Value Measurements

At December 31, 2023, cash equivalents as well as trade and other payables approximate their fair value due to their short-term nature. Our financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1, and the Convertible Note Derivative which was classified as Level 3 before its derecognition and transfer to additional paid-in capital during the quarter ended December 31, 2022. The reconciliation of changes in the fair value of the Convertible Note Derivative can be found in Note 8 and fair value as of December 31, 2023 in Note 7.

10. Share Based Compensation

Share based compensation expense is included in general and administrative expense and consisted of the following for the periods presented.

	Three months ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Share based compensation expense — service based
Employee share option plan	$109	$1,261	$206	$2,222
2022 Equity Compensation Plan — Options	175	351	$308	526
2022 Equity Compensation Plan — PSUs	77	34	$124	59
2022 Equity Compensation Plan — RSU and DSUs	545	587	$867	726
Total share based compensation expense	$906	$2,233	$1,505	$3,533

Stock Options

All options outstanding prior to the three-month period ended September 30, 2022 were granted under the predecessor parent company's employee share option plan. New option grants are made under the 2022 Equity Compensation Plan and vest ratably over the vesting period which is generally three years or less. The tables below reflect all options granted under both plans. The significant assumptions used to estimate the fair value of stock option awards granted under the plans during the six months ended December 31, 2023 and 2022, using a Black-Scholes option valuation model are as follows.

	Six months ended December 31,
	2023	2022
Exercise price	$7.73	$25.62
Share price	$2.46	$18.03
Volatility	99%	79%
Expected term in years	9.6	5.0
Risk-free interest rate	4.3%	2.9%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Six months ended December 31,
	2023		2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	4,187	$10.91	4,874	$9.67
Granted	300	7.73	400	25.62
Exercised	—	—	(575)	3.78
Expired/forfeited	(398)	20.23	(460)	15.33
Outstanding at end of the period	4,089	9.76	4,239	11.37

Vested at the end of the period	3,302	10.03	3,312	9.01
Unvested at the end of the period	787	$8.64	927	$19.76

The weighted average remaining life of vested options at December 31, 2023 and 2022 was approximately 1.0 years and 1.7 years, respectively.

As of December 31, 2023, there was $2.1 million of unrecognized compensation cost related to 787 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.6 years.

The following table summarizes the activity for unvested options for each of the periods presented.

	Six months ended December 31,
	2023		2022
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	838	$6.42	1,507	$6.05
Granted	300	2.08	400	10.52
Vested	(73)	15.58	(880)	5.71
Expired/forfeited	(278)	10.48	(100)	6.85
Unvested at end of the period	787	$3.35	927	$8.11

As of December 31, 2023, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company's stock price on December 31, 2023. There were no options exercised during the six months ended December 31, 2023. As of December 31, 2022, the intrinsic value of both outstanding stock options and vested stock options was $5.1 million. The intrinsic value of stock options exercised during the six months ended December 31, 2022 was $4.6 million.

Restricted Share Units, Director Share Units and Performance Share Units

The following table summarizes restricted share ("RSU"), director restricted share ("DSU") and performance share ("PSU") activity under the 2022 Equity Compensation Plan for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2023	209.8	$6.78	139.1		$7.20	348.9
Granted	283.1	2.35	121.6	(1)	2.46	404.7
Vested	(77.1)	6.31	—		—	(77.1)
Forfeited	(15.5)	6.75	(10.5)		8.80	(26.0)
Non-vested shares/units outstanding at December 31, 2023	400.3	$3.74	250.2		$4.83	650.5

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2022	48.8	$18.03	19.2		$12.19	68.0
Granted	106.5	14.47	63.5	(2)	14.79	170.0
Vested	(8.9)	12.27	—		—	(8.9)
Forfeited	(14.5)	14.25	(35.1)		14.09	(49.6)
Non-vested shares/units outstanding at December 31, 2022	131.9	$15.96	47.6		$14.26	179.5

(1) During the six months ended December 31, 2023, approximately 121.6 thousand performance share units were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) the budget for the large-scale commercial facility remaining within a range of $342-418 million; and 3) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

(2) During the six months ended December 31, 2022, approximately 63.5 thousand performance share units were granted, which based on the achievement of certain operational targets, could vest within a range of 0% to 100%. The targets are 1) commissioning and operation of the small-scale facility; 2) obtaining formation flow, head grade and impurity profile data from the small-scale facility; and 3) generating product data to ensure process design for detailed engineering. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

11. Earnings (Loss) Per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share for the three and six months ended December 31, 2023 and 2022 as the effect of including dilutive securities in the calculation would be antidilutive.

For the three and six months ended December 31, 2023 and 2022, the following effects are excluded from the computation of dilutive loss per share as such effects would have an anti-dilutive effect.

	Three months ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Interest expense on convertible note	$2,406	$2,128	$4,798	$2,947
Additional shares assuming conversion of convertible note	3,611	3,409	3,611	3,409
Stock options and unvested restricted stock units and performance share units	4,740	4,406	4,740	5,052

As discussed in Note 13, subsequent to December 31, 2023 the Company completed the Out-of-Court Restructuring. This restructuring resulted in the issuance of approximately 19.0 million shares of our common stock. Additionally, as part of the Out-of-Court Restructuring, and as discussed in Note 7, the conversion price related to our Convertible Notes was reduced to $1.5375. If the

Convertible Notes were converted into our common stock as of December 31, 2023 at the reduced conversion price, it would have resulted in the issuance of approximately 41.3 million shares. The impacts of the Out-of-Court Restructuring are not reflected in the computation of earnings per share for the three and six months ended December 31, 2023 and 2022, as it would have served to reduce the net loss per share.

12. Commitments and Contingencies

Purchase Obligations

We had purchase order commitments of $5.1 million for the construction works in progress, equipment, software, drilling and technical reports.

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

13. Subsequent Events

As discussed in Note 1 and Note 7, on January 12, 2024, the Company held a Special Meeting where the Company’s stockholders approved the Out-of-Court Restructuring, including (i) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s Common Stock from 180,000,000 to 360,000,000, (ii) the issuance of up to $35 million of Common Stock at a price of $1.025 per share to Ascend and Bluescape, if Bluescape decided to exercise its option to participate in the Securities Offering, and (iii) the issuance of additional shares of the Company’s Common Stock upon conversion of the Convertible Notes in connection with an amendment to the Convertible Notes Amendment.

On January 18, 2024, pursuant to a subscription agreement with Ascend, dated December 5, 2023 (the “Ascend Subscription Agreement”) and an amended and restated subscription agreement with 5ECAP, dated January 18, 2024, we issued (i) 5,365,854 shares of Common Stock to Ascend at a price of $1.025 per share, which shares included the placement fee to Ascend in shares of Common Stock and (ii) 5,365,854 shares of Common Stock to 5ECAP at a price of $1.025 per share, which shares included the placement fee to 5ECAP in shares of Common Stock.

On January 18, 2024, in connection with the Out-of-Court Restructuring, we entered into the Amended and Restated Note Purchase Agreement with Bluescape, Ascend, and Meridian related to the Convertible Notes. Pursuant to the Amended and Restated Note Purchase Agreement, the Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually, or 10.00% per annum if we elect to pay such interest through the delivery of additional Convertible Notes and are convertible into 66,261,621 shares of Common Stock at a conversion price of $1.5375 per share of Common Stock (including accrued interest paid-in-kind). The Convertible Notes mature on August 15, 2028. Following certain corporate events that may occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate of a holder who elects to convert its Convertible Notes in connection with a corporate event. In addition, the minimum cash condition has been waived through June 28, 2024, with a reduction in such covenant thereafter from $10 million to $7.5 million.

On January 29, 2024, pursuant to the 5ECAP Subscription Agreement, the Company issued 8,317,074 shares of Common Stock to 5ECAP at a price of $1.025 per share.

A portion of the January 18, 2024 offering was the result of the Ascend Subscription Agreement dated December 5, 2023, but was contingent upon shareholder approval for the Out-of-Court Restructuring. Since the probability of shareholders approving the Out-of-Court Restructuring could not be ascertained as of December 31, 2023, the stock subscription from Ascend was not reflected as a receivable within the Company’s equity balance as of December 31, 2023.

References herein to the “Company,” “we,” “our,” “us,” and "5E" refer to 5E Advanced Materials, Inc. and its subsidiaries.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q for the six months ended December 31, 2023 (this “Form 10-Q”) contain various forward-looking statements relating to the Company’s future financial performance and results, financial condition, business strategy, plans, goals and objectives, including certain projections, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect the Company and management’s beliefs and expectations based on current estimates and projections. While the Company believes these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described under the heading “Item 1A. – Risk Factors” in our annual report on Form 10-K and our quarterly report on Form 10-Q for the period ended September 30, 2023, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K filed on August 30, 2023, as amended. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described in our annual report on Form 10-K filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-Q and under “Item 1A. Risk Factors” and elsewhere in our Form 10-K, as amended, and our quarterly report on Form 10-Q for the period ended September 30, 2023. In addition, see “Cautionary Note Regarding Forward-Looking Statements.” References to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.

Overview

5E Advanced Materials, Inc. is focused on becoming a vertically integrated global leader and supplier of specialty boron and advanced materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. We hold 100% of the rights through ownership in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California, through our wholly owned subsidiary 5E Boron Americas, LLC. Our Project is underpinned by a mineral resource that includes boron and lithium, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. Our vision is to safely process boric acid and lithium carbonate through sustainable best practices to enable decarbonization, food security and domestic supply surety.

2024 Outlook and Goals

Highlights for the Three Months ended December 31, 2023

EPA Authorization

In November 2023, we received final authorization from the U.S. Environmental Protection Agency (the “EPA”) under our Underground Injection Control (“UIC”) permit to commence initial production of boric acid at the 5E Boron Americas Complex. Pursuant to the authorization, we will continue to engage with the EPA in 2024 to modify our UIC permit to update its terms associated with monitoring, modeling, and injection intervals to facilitate long-term injection and operations and maximize boron and lithium extraction.

Commencement of Mining Operations

In early January 2024, we began wellfield operations under our UIC permit to begin extracting valuable minerals from the Project. Historical data suggests the wellfield will take 30-to-60 days to condition before producing boric acid, gypsum, and lithium carbonate. While conditioning the wellfield, we will remobilize our contractors to fully complete the facility, and once completed in mid-to-late February, we will focus on completing final commissioning activities for the Small-Scale Facility. We expect to begin lab production in the short-term, and assuming commissioning remains on schedule, production of boric acid and lithium carbonate from the Small-Scale Facility by the end of the first calendar quarter of 2024. This initial production will be used for customer qualification as the Company seeks to obtain bankable offtake agreements and future sales to support FEL 2 engineering while we focus on developing the Project to a commercial scale. The commencement of mining operations marks an important step in our goal to become the newest domestic producer of boric acid and lithium carbonate.

Out-of-Court Restructuring

Beginning in fiscal year 2023, we worked to identify appropriate funding solutions to address the Company’s liquidity profile. With the EPA approval still an open item, capital providers were reluctant to invest. As time progressed, even with cost saving measures implemented, the Company approached the $10 million liquidity covenant (as discussed within Note 7 to the unaudited condensed consolidated financial statements) and began discussions with its lender. The combination of the EPA status, and the approaching liquidity floor required a commercial resolution. On November 9, 2023, we entered into a standstill agreement (the "Standstill Agreement") with Bluescape Special Situations IV (“Bluescape”), Alter Domus (US) LLC (the “Collateral Agent”), Ascend Global Investment Fund SPC for and on behalf of Strategic SP (“Ascend”), and Mayfair Ventures Pte Ltd in connection with our senior secured convertible notes (the “Convertible Notes”). Pursuant to the Standstill Agreement, Bluescape and the Collateral Agent agreed to not exercise their respective rights, remedies, powers, privileges, and defenses under the Note Purchase Agreement, dated August 11, 2022 (the “Note Purchase Agreement”) with respect to the occurrence of any default or event of default, and all parties to the Standstill Agreement agreed to forbear from instituting or pursuing legal action with respect to the Convertible Notes. The Standstill Agreement also temporarily allowed us to go below our current cash covenant of $10 million (as discussed in Note 7 to the unaudited condensed consolidated financial statements).

On December 1, 2023, we extended the effectiveness of the Standstill Agreement from December 1, 2023 to December 5, 2023 and then on December 5, 2023 entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with Bluescape, the Collateral Agent, and Ascend in connection with certain restructuring transactions with respect to our capital structure, including our Convertible Notes. Pursuant to the Restructuring Support Agreement, the parties agreed to implement the restructuring transactions either as an out-of-court restructuring (the “Out-of-Court Restructuring”) or an in-court restructuring under voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a U.S. Bankruptcy Court.

On January 12, 2024 (as discussed in Note 13 to the unaudited condensed consolidated financial statements), we held a special meeting of stockholders (the “Special Meeting”) where our stockholders approved the Out-of-Court Restructuring, including (i) an amendment to our certificate of incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.01 (the “Common Stock”) from 180,000,000 to 360,000,000, (ii) the issuance of up to $35 million of Common Stock at a price of $1.025 per share (the “Securities Offering”) to Ascend and Bluescape, if Bluescape decided to exercise its option to participate in the Securities Offering, and (iii) the issuance of additional shares of the Company’s Common Stock upon conversion of the Convertible Notes in connection with an amendment to the Convertible Notes (the “Convertible Notes Amendment”).

On January 18, 2024, pursuant to a subscription agreement with Ascend, dated December 5, 2023 and an amended and restated subscription agreement with 5ECAP LLC (“5ECAP”), dated January 18, 2024 (the “5ECAP Subscription Agreement”), we issued (i) 5,365,854 shares of Common Stock to Ascend at a price of $1.025 per share, which shares included the placement fee to Ascend in shares of Common Stock and (ii) 5,365,854 shares of Common Stock to 5ECAP at a price of $1.025 per share, which shares included the placement fee to 5ECAP in shares of Common Stock (the “First Closing”).

On January 18, 2024, in connection with the Out-of-Court Restructuring, we entered into an amended and restated note purchase agreement (the “Amended and Restated Note Purchase Agreement”) with Bluescape, Ascend, and Meridian Investments Corporation (“Meridian”) related to the Convertible Notes. Pursuant to the Amended and Restated Note Purchase Agreement, the Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually, or 10.00% per annum if we elect to pay such interest through the delivery of additional Convertible Notes and are convertible into 66,261,621 shares of Common Stock at a conversion price of $1.5375 per share of Common Stock (including accrued interest paid-in-kind). The Convertible Notes mature on August 15, 2028. Following certain corporate events that may occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate of a holder who elects to convert its Convertible Notes in connection with a corporate event. In addition, the minimum cash condition has been waived through June 28, 2024, with a reduction in such covenant thereafter from $10 million to $7.5 million.

On January 29, 2024, pursuant to the 5ECAP Subscription Agreement, the Company issued 8,317,074 shares of Common Stock to 5ECAP at a price of $1.025 per share (the “Second Closing”). The completion of the Out-of-Court Restructuring marks a crucial step to strengthen our balance sheet, funds the next phase of our development, and supports the commencement of mining operations for boric acid and lithium.

Liquidity

Although the equity offerings associated with our Out-of-Court Restructuring significantly improved our cash position by providing $16.7 million of net proceeds to the Company, and we continue to operate under a business plan that includes reductions in certain spending, we expect to incur significant operating and development costs for the foreseeable future, and anticipate the need for additional financing within the next twelve months to maintain a cash balance in excess of the $7.5 million minimum cash covenant, which goes into effect June 28, 2024 (as discussed in Note 7 to the unaudited condensed consolidated financial statements). If we are not able to secure additional financing and our cash balance falls below $7.5 million after June 28, 2024, an event of default under the Amended and Restated Convertible Note Purchase Agreement would occur. An event of default would cause the Convertible Notes balance outstanding to become immediately due and payable, for which we would not have the resources to repay without additional financing. The receipt of potential funding from equity or debt issuances, beyond those that are part of the Out-of-Court Restructuring, cannot be considered probable at this time because these plans are not entirely within management's control as of the date of the condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Even if additional debt or equity financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the "Going Concern" discussion within Note 1 of the unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below for more information.

Inflation

The U.S. inflation rate rose steadily beginning in 2021 and continued a steep climb into 2022. Although the inflation rate moderated somewhat during the second half of 2023, it continues to be higher than historic averages. These inflationary pressures have resulted in and may continue to result in additional increases to the cost of goods, services, and personnel, which in turn causes our capital expenditures and labor costs to rise, including the estimated costs for our reclamation activities. Sustained levels of high inflation have caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which or the combination thereof, could adversely affect our business.

COVID-19 Response

We have implemented policies at our offices in Hesperia, California and Houston, Texas and at our project site in Newberry Springs, California designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely at times, avoid non-essential business travel, when possible, adhere to good hygiene practices, and engage in social distancing. Continuation of COVID-19 or other widespread outbreak of contagious disease in 2024 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, construction, procurement, studies, lab results, and other factors that will depend on future developments that may be beyond our control.

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

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended December 31,		Variance		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
COSTS AND EXPENSES
Project expenses	$1,431	$3,404	$(1,973)	-58%	$3,014	$6,999	$(3,985)	-57%
General and administrative	7,396	7,701	(305)	-4%	$13,434	12,587	847	7%
Research and development	6	39	(33)	-85%	45	78	(33)	-42%
Depreciation and amortization expense	53	42	11	26%	106	79	27	34%
Total costs and expenses	8,886	11,186	(2,300)	-21%	16,599	19,743	(3,144)	-16%
LOSS FROM OPERATIONS	(8,886)	(11,186)	2,300	-21%	(16,599)	(19,743)	3,144	-16%
NON-OPERATING INCOME (EXPENSE)
Interest income	10	465	(455)	-98%	142	526	(384)	-73%
Other income	—	22	(22)	-100%	3	36	(33)	-92%
Derivative gain (loss)	—	(2,166)	2,166	-100%	—	11,743	(11,743)	-100%
Interest expense	(1,739)	(1,985)	246	-12%	(3,526)	(2,806)	(720)	26%
Other expense	(1)	(13)	12	-92%	(6)	(13)	7	-54%
Total non-operating income (expense)	(1,730)	(3,677)	1,947	-53%	(3,387)	9,486	(12,873)	-136%
NET INCOME (LOSS)	$(10,616)	$(14,863)	$4,247	-29%	$(19,986)	$(10,257)	$(9,729)	95%

Comparison of the three and six months ended December 31, 2023 and 2022

Project expenses

Project expenses include drilling, plug and abandonment, site-preparation, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our Project. For the three months ended December 31, 2023, project expenses decreased $2.0 million or 58% versus the comparable period in 2022 as there was decreased activity related to the Project. Specifically, the decrease was primarily due to a reduction in expenses incurred relating to our plug and abandonment program ($2.4 million) which occurred primarily in 2022 and was related to closing historic wells required by our permits ahead of operating the Small-Scale Facility. This decrease was partially offset by increases in site-related operating costs ($0.2 million), testing and analysis ($0.1 million) and Environmental Protection Agency compliance costs ($0.1 million).

For the six months ended December 31, 2023 , project expenses decreased $4.0 million or 57% versus the comparable period in 2022 as there was decreased activity related to the Project. Specifically, the decrease was primarily due to a reduction in expenses incurred relating to our plug and abandonment program ($4.9 million), as discussed above, and reduced expenses incurred for engineering and technical reports that were not eligible for capitalization as construction in progress ($0.2 million). These decreases were partially offset by increases in Environmental Protection Agency compliance costs ($0.7 million), testing and analysis ($0.3 million) and construction related insurance costs ($0.2 million).

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries, sponsorships, share-based compensation and other expenses. Currently, all salaries and benefits are reported in general and administrative expenses. For the three months ended December 31, 2023, general and administrative expenses decreased $0.3 million or 4% versus the comparable period in 2022. The decrease was primarily due to decreases in costs associated with employee compensation and benefits ($2.1 million) primarily due to reduced headcount which includes a reduction in share based compensation expense ($1.3 million), and a reduction in travel related costs ($0.3 million) due to cost containment efforts. These decreases were partially offset by increased professional fees ($2.2 million) which were primarily the result of legal fees incurred in connection with our Out-of-Court restructuring efforts.

For the six months ended December 31, 2023, general and administrative expenses increased $0.8 million or 7% versus the comparable period in 2022. The increase was primarily due to increased professional fees ($3.2 million) which were primarily the result of legal fees incurred in connection with our Out-of-Court restructuring efforts. This increase was partially offset by a decrease in costs associated with employee compensation and benefits ($2.1 million) due to reduced headcount which includes a reduction in share based compensation expense ($2.0 million), and various cost containment efforts across a broad range of expense categories ($0.3 million).

Research and development

Research and development expense includes costs incurred under research agreements with Georgetown University and Boston College that aim to enhance the performance of permanent magnets through increased use of boron. Both engagements have been completed, resulting in decreased research and development costs versus the comparable periods in 2022.

Depreciation and amortization expense

Depreciation and amortization relates to use of our owned or leased vehicles, buildings and equipment and the amortization of our asset retirement obligations. For the three months ended December 31, 2023, depreciation and amortization expense increased $11 thousand or 26% versus the comparable period in 2022. Similarly, for the six months ended December 31, 2023, depreciation and amortization expense increased $27 thousand or 34% versus the comparable period in 2022. These increases were primarily due to additional assets placed in service during the second and third fiscal quarters of 2023.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents in short-term (original maturities of three months or less) investments of highly liquid treasury bills and certificates of deposit beginning in the first fiscal quarter of 2022 and corresponding with the issuance of the Convertible Note. For the three months ended December 31, 2023, interest income decreased $455 thousand or 98% versus the comparable period in 2022. Similarly, for the six months ended December 31, 2023, interest income decreased $384 thousand or 73% versus the comparable period in 2022. Such decreases correspond to decreases in our average cash and cash equivalent balances between the periods, respectively.

Derivative gain

The derivative gain (loss) during the three and six months ended December 31, 2022 related to changes in fair value of the embedded conversion feature of our Convertible Notes that was required to be bifurcated and accounted for separately as a stand-alone derivative instrument during the quarter ended September 30, 2022. The unrealized loss during the three months ended December 31, 2022 was primarily due to our stock price increasing from $10.16 at September 30, 2022 to $11.63 at November 26, 2022, the termination date of the embedded conversion feature requiring separate accounting. The unrealized gain during the six months ended December 31, 2022, was primarily due to the decrease in our stock price to $11.63 at the termination date from $15.83 on August 26, 2022, the inception date of the Convertible Note. The provision resulting in the separate derivative accounting for the conversion feature expired on November 26, 2022. The expiration resulted in the transfer of the fair value of the convertible note derivative at expiration to additional paid-in capital.

Interest expense

Interest expense primarily relates to interest expense incurred on the Convertible Notes issued on August 26, 2022, and is net of amounts capitalized to construction in progress. The Convertible Notes accrues interest at a rate of 6% when interest is paid-in-kind through the issuance of additional notes, and we recognize interest expense for the amortization of debt issuance costs and the amortization of the discount on the note. For the three months ended December 31, 2023, interest expense decreased $246 thousand or 12% versus the comparable period in 2022. This decrease was primarily due to additional interest being capitalized between period due to an increase in our average construction in progress balance between period ($524 thousand reduction in interest expense) offset to a lesser extent by accruing additional interest on $1.7 million and $1.9 million of interest that was paid-in-kind during February of 2023 and August of 2023, respectively ($278 thousand increase in interest expense). For the six months ended December 31, 2023, interest expense increased $720 thousand or 26%. This increase was due to the aforementioned increase in principal balance on the Convertible Notes between periods as well as a full six months of interest incurred on the Convertible Notes in 2023 versus a partial period in 2022. This increase in interest expense was offset by an increase in the amount of interest capitalized during the same period of $1.1 million resulting from an increase in our average construction in progress balance during the period. As part of our Out-of-Court Restructuring and associated amendment and restatement of our Convertible Notes Agreement in January 2024, the paid-in-kind interest rate associated with the Convertible Notes increased to 10%.

Income Tax

We did not have any income tax expense or benefit for the three and six months ended December 31, 2023 and 2022, as we have recorded a full valuation allowance against our net deferred tax asset.

Cash flows

	For the six months ended December 31,		Change
	2023	2022	$	%
	($ in thousands)
Net cash used in operating activities	$(14,772)	$(16,183)	$1,411	-9%
Net cash used in investing activities	(3,486)	(16,116)	12,630	-78%
Net cash provided by (used in) financing activities	(20)	57,993	(58,013)	-100%
Net increase (decrease) in cash and cash equivalents	$(18,278)	$25,694	$(43,972)	-171%

During the six months ended December 31, 2023, we used $14.8 million of cash for operating activities, a decrease of $1.4 million or 9% compared to the comparable period in 2022. Cash used by operating activities decreased between periods primarily due to a decrease in project related expenses which was offset to a lesser extent by an increase in general and administrative expenses net of non-cash share based compensation expense. Refer to the preceding discussion for more information on increases and decreases in certain expenses between periods. During the six months ended December 31, 2023, we used $3.5 million of cash for investing activities, a decrease of $12.6 million or 78% compared to the comparable period in 2022. The reduction in investing cash flows was due to reduced spending on construction in progress related to the Small-Scale Facility between periods. Cash flows provided by financing activities during the six months ended December 31, 2022 were the result of the issuance of the Convertible Notes net of debt issuance costs with no comparable activity during the same period in 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $2.0 million and working capital deficit of $5.5 million compared to $20.3 million and positive working capital of $13.3 million as of June 30, 2023, respectively. Our predominant source of cash has been generated through equity financing from issuances of our common stock and equity-linked debt securities. Since inception, we have not generated revenues, and as such, have relied on equity financing and equity-linked debt instruments to fund our operating and investing activities.

In August 2022, we executed a $60 million private placement of senior secured convertible notes to complete construction and commissioning of our Small-Scale Facility, fund operation of our Small-Scale Facility, and general corporate purposes. In January 2024, we completed two closings of a private placement of our common stock which resulted in approximately $17.75 million of proceeds to the Company to strengthen our balance sheet and to help fund the next state of mining and Small-Scale Facility operation. In January 2024, we also executed an amended and restated note purchase agreement which modified certain terms of our Convertible Note; however, such modifications did not provide incremental capital to the Company.

With our current capital resources and construction nearly complete, we believe that we have sufficient funds to construct and commission our Small-Scale Facility. Over the next 12 months we have plans to achieve the following milestones that will require additional capital:

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

Although the Out-of-Court Restructuring transaction discussed above significantly improved our cash position, and we continue to operate under a business plan that includes reductions in certain spending, we expect to incur significant operating and development costs for the foreseeable future, and anticipate the need for additional financing within the next twelve months to maintain a cash balance in excess of the $7.5 million minimum cash covenant, which goes into effect June 28, 2024. Absent additional financing as outlined above, we may no longer be able to meet our ongoing obligations, progress operations or achieve the milestones outlined above. If we are not able to secure additional financing cash flows and our cash balance falls below $7.5 million after June 28, 2024, an event of default under the Amended and Restated Convertible Notes Agreement would occur. An event of default would cause our

Convertible Notes balance outstanding to become immediately due and payable, for which we would not have the resources to repay without additional financing.

The receipt of potential funding from equity or debt issuances, beyond those that are part of the Out-of-Court Restructuring, cannot be considered probable at this time because these plans are not entirely within management's control as of the date of the condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Even if additional debt or equity financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1 of the unaudited condensed consolidated financial statements for more information.

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

Contractual Commitments and Contingencies

Purchase Obligations

We had purchase order commitments of $5.1 million for the construction works in progress, equipment, software, drilling and technical reports.

Critical Accounting Policies

A complete discussion of our critical accounting policies is included in our Form 10-K for the year ended June 30, 2023. There have been no significant changes in our critical accounting policies during the six months ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Note 12 - Commitments and Contingencies in the unaudited condensed consolidated financial statements of this filing, as of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our annual report on Form 10-K, as amended, which could materially affect our business, financial condition, and future results. The risks described in our Form 10-K, as amended, are not the only risks that we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

On January 18, 2024, we issued (i) 5,365,854 shares of Common Stock to Ascend at a price of $1.025 per share, which shares include the placement fee paid to Ascend in shares of Common Stock and (ii) 5,635,854 shares of Common Stock to 5ECAP at a price of $1.025 per share, which shares include the placement fee paid to 5ECAP in shares of Common Stock (together, the “First Closing”). On January 29, 2024, we issued 8,317,074 shares of Common Stock to 5ECAP at a price of $1.025 per share (the “Second Closing”). The shares of Common Stock issued in the First Closing and the Second Closing were made in reliance on Section 4(a)(2) of the Securities Act. We intend to use the net proceeds from the First Closing and Second Closing to strengthen our balance sheet, fund our next phase of development, and commence mining operations for boric acid and lithium.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable as we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)

3.2	Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)
10.1	Standstill Agreement dated November 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2023)
10.2	Restructuring Support Agreement, dated December 5, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023)
10.3	Ascend Subscription Agreement, dated December 5, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023)
10.4	Brennan Retention Agreement, dated December 1, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023)
10.5	Weibel Retention Agreement, dated December 1, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023)
10.6	Revised Selig Offer Letter, dated December 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on December 11, 2023)
10.7	Amended and Restated Note Purchase Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)
10.8

Amended and Restated Investor and Registration Rights Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)

10.9	Amended and Restated 5ECAP Subscription Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.
(Registrant)

Date: February 14, 2024	By:	/s/ Paul Weibel
Paul Weibel
Chief Financial Officer (Principal Financial Officer)