Form 10-K/A
period 2023-06-30
5E Advanced Materials, Inc.
filed 2024-02-20
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

As of February 20, 2024, the number of shares of the registrant’s Common Stock outstanding was 63,285,836.

5E ADVANCED MATERIALS, INC.

Table of Contents

		Page
EXPLANATORY NOTE		2

Forward Looking Information		4

	PART I
Items 1 and 2.	Business and Properties	9
	Business Overview	9
	Properties	16

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	28

i

Explanatory Note

Amendment No. 3 to Form 10-K. This Amendment No. 3 on Form 10-K/A amends and restates only Part I, Items 1 and 2 (solely to update our disclosures regarding our mineral resource estimate and pricing assumptions thereto), and amends Part IV, Item 15 to each of our Form 10-K originally filed with the SEC on August 30, 2023 (the "Original Form 10-K"), our Amendment No. 1 to Form 10-K/A filed with the SEC on October 27, 2023 (the "Amendment No. 1 to Form 10-K"), and our Amendment No. 2 to Form 10-K/A filed with the SEC on February 2, 2024 (the "Amendment No. 2 to Form 10-K"). No other Items included in the Original Form 10-K, Amendment No. 1 to Form 10-K, or Amendment No. 2 to Form 10-K have been amended or revised in this Amendment No. 3 to Form 10-K, and all such other Items shall be as set forth in either the Original Form 10-K filing, Amendment No. 1 to Form 10-K, or Amendment No. 2 to Form 10-K, respectively. In addition, no other information has been updated for any subsequent events occurring after August 30, 2023, October 27, 2023, or February 2, 2024, the dates the Original Form 10-K, Amendment No. 1 to Form 10-K, and Amendment No. 2 to Form 10-K were filed with the SEC, respectively.

As used in this Amendment No. 3 to Form 10-K, references to “5E,” the “Company,” “we,” “our,” or “us” mean 5E Advanced Materials, Inc., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

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

Included as Exhibit 96.1 to this filing is an amended technical report, with an effective date of April 1, 2023, and a revised report date of February 20, 2024 (the “Amended Initial Assessment Report”). The purpose of the Amended Initial Assessment Report is to support the disclosure of mineral resource estimates for the Project. The Amended Initial Assessment Reports was prepared in accordance with the SEC’s Mining Disclosure Rules and Regulation S-K Subpart 1300 and Item 601(b)(96) (technical report summary). The Amended Initial Assessment Report is discussed in Business and Properties and incorporated by reference as Exhibit 96.1 to this Amendment No. 3 to Form 10-K.

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

Commodity Pricing Assumptions

Our Amended Initial Assessment Report includes an economic analysis and we obtained extensive market studies for boric acid and lithium carbonate. The market studies include an assessment of future supply and demand analysis as well as forecasted future price assumptions, as further detailed in Sections 16 and 19.3.1 of our Amended Initial Assessment Report, which is incorporated by reference as Exhibit 96.1. Our Amended Initial Assessment Report estimates the price for boric acid to be $1,726 per short ton in the initial year of commercial production, escalating to $2,305 per short ton in 2031 due to demand outpacing supply of boric acid, and then increasing at a compounded annual growth rate of 3% thereafter when supply and demand for boric acid are expected to normalize. Our Amended Initial Assessment Report estimates the price for technical grade lithium carbonate to be $30,316 per short ton in the initial year of commercial production, decreasing to $23,770 in 2040 based on independent price forecasts through such year, and then increasing at a compounded annual growth rate of 3% thereafter. Refer to the tables below for a summary of the prices utilized in our economic analysis included in our Amended Initial Assessment Report.

Year	2026	2030	2040	2055
Boric acid price per short ton	$1,726	$2,130	$3,010	$4,620
CAGR (1)		5.40%	4.05%	3.45%
Lithium carbonate price per short ton	$30,316	$21,792	$23,770	$36,908
CAGR (1)		-7.92%	-1.72%	0.68%
(1) Compounded annual growth rate is calculated based upon the initial price in 2026 for the respective product to the indicated year.

	Life of Mine Price Assumptions (1)
	Measured and Indicated		Measured, Indicated and Inferred
	Average	Range	Average	Range
Boric acid price per short ton	$2,401	$1,685 - $3,054	$3,120	$1,685 - $4,759
Lithium carbonate per short ton	$23,015	$19,861 - $30,316	$26,635	$19,861 - $37,454

(1) The Amended Initial Assessment Report includes economic analysis with inferred resources. As such, the economic analysis presented in Section 19 of the Amended Initial Assessment Report discloses with equal prominence the results of economic analysis in two scenarios; 1) an economic analysis using only measured and indicated resources, and 2) an economic analysis using measured, indicated, and inferred resources. The table above presents the average pricing and range of pricing for each scenario in the Amended Initial Assessment Report.

The Amended Initial Assessment Report was prepared based primarily on information available at the time of preparation, is subject to assumptions, conditions and is qualified by various limitations. The foregoing summary description of the Amended Initial Assessment Report is qualified by the full Amended Initial Assessment Report, which is included as an exhibit.

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

14.1*	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the SEC on October 27, 2023)
16.1*	Letter from BDO USA, LLP to the SEC, dated October 3, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022)
21.1*	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022)
23.1*	Consent of Barr Engineering Co (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 2, 2024)

Exhibit Number	Exhibit Title
23.2*	Consent of Mike Rockandel Consulting LLC (incorporated by reference to Exhibit 23.2 to the Company's Annual Report on Form 10-K filed with the SEC on February 2, 2024)
23.3*	Consent of Louis Fourie, P. Geo., Principal, Terra Modeling Services (incorporated by reference to Exhibit 23.3 to the Company's Annual Report on Form 10-K filed with the SEC on February 2, 2024)
23.4*	Consent of Mathew Banta, PH, Principal, Confluence Water Resources LLC (incorporated by reference to Exhibit 23.4 to the Company's Annual Report on Form 10-K filed with the SEC on February 2, 2024)
23.5*	Consent of Escalante Geological Services LLC (incorporated by reference to Exhibit 23.5 to the Company's Annual Report on Form 10-K filed with the SEC on February 2, 2024)
23.6*

Consent of Paul Weibel, CPA, Chief Financial Officer, 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 23.6 to the Company's Annual Report on Form 10-K filed with the SEC on February 2, 2024)

23.7*	Consent of BDO USA, P.C. (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed with the SEC on August 30, 2023)
23.8*	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.2 to the Company's Annual Report on Form 10-K filed with the SEC on August 30, 2023)
31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*

Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K filed with the SEC on August 30, 2023)

32.2*

Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.2 to the Company's Annual Report on Form 10-K filed with the SEC on August 30, 2023)

96.1*	Amended Initial Assessment Report (February 2024) (incorporated by reference to Exhibit 23.4 to the Company's Annual Report on Form 10-K filed with the SEC on February 2, 2024)
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 20, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul Weibel, Attorney-in-Fact Susan S. Brennan	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024

/s/ Paul Weibel Paul Weibel	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2024

/s/ Paul Weibel, Attorney-in-Fact David Salisbury	Chairman of the Board	February 20, 2024

/s/ Paul Weibel, Attorney-in-Fact Stephen Hunt	Director	February 20, 2024

/s/ Paul Weibel, Attorney-in-Fact Sen Ming Lim	Director	February 20, 2024

/s/ Paul Weibel, Attorney-in-Fact	Director	February 20, 2024
H. Keith Jennings

/s/ Paul Weibel, Attorney-in-Fact	Director	February 20, 2024
Graham van’t Hoff