Form 10-Q
period 2024-03-31
5E Advanced Materials, Inc.
filed 2024-04-29
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024, there were 63,285,836 shares of the Registrant’s common stock outstanding.

References herein to the “Company,” “we,” “our,” “us,” and "5E" refer to 5E Advanced Materials, Inc. and its subsidiaries.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Form 10-Q”) contain various forward-looking statements relating to the Company’s future financial performance and results, financial condition, business strategy, plans, goals and objectives, including certain projections, business trends, expectations regarding the amount of boric acid the Small-Scale Facility is able to produce, updates with the Project, our ability to obtain certain regulatory approval, and our ability to continue as a going concern. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect the Company and management’s beliefs and expectations based on current estimates and projections. While the Company believes these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described under the heading “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as amended, and our Quarterly Report on Form 10-Q for the period ended September 30, 2023, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

These forward-looking statements speak only as of the date of this report and, except as required by law, the Company undertakes no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required under federal securities laws. You are advised, however, to consult any additional disclosures we make in our reports to the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in our latest Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as amended, and this Form 10-Q.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$7,986	$20,323
Prepaid expenses and other current assets	2,012	1,808
Total current assets	9,998	22,131
Mineral rights and properties, net	7,622	7,637
Construction in progress	75,708	67,553
Properties, plant and equipment, net	3,000	3,056
Reclamation bond deposit	308	309
Right of use asset	321	207
Other assets	6	6
Total assets	$96,963	$100,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,123	$8,728
Lease liabilities, current	146	136
Total current liabilities	7,269	8,864
Long-term debt, net	63,273	37,671
Lease liabilities	180	74
Asset retirement obligations	777	724
Total liabilities	71,499	47,333

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 360,000 shares authorized; 63,286 and 44,187 shares outstanding March 31, 2024 and June 30, 2023, respectively	633	441
Additional paid-in capital	208,710	191,113
Retained earnings (accumulated deficit)	(183,879)	(137,988)
Total stockholders’ equity	25,464	53,566
Total liabilities and stockholders’ equity	$96,963	$100,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Operating expenses:
Project expenses	$1,155	$1,268	$4,169	$8,267
General and administrative	2,997	6,004	16,431	18,591
Research and development	—	45	45	123
Impairment	—	908	—	908
Depreciation and amortization expense	53	53	159	132
Total operating expenses	4,205	8,278	20,804	28,021
Income (loss) from operations	(4,205)	(8,278)	(20,804)	(28,021)

Non-operating income (expense):
Interest income	73	388	215	914
Other income	4	13	7	49
Loss on extinguishment of debt	(20,953)	—	(20,953)	—
Derivative gain (loss)	—	—	—	11,743
Interest expense	(822)	(2,237)	(4,348)	(5,043)
Other expense	(2)	(1)	(8)	(14)
Total non-operating income (expense)	(21,700)	(1,837)	(25,087)	7,649

Income (loss) before income taxes	(25,905)	(10,115)	(45,891)	(20,372)

Income tax provision (benefit)	—	—	—	—
Net income (loss)	$(25,905)	$(10,115)	$(45,891)	$(20,372)

Net income (loss) per common share — basic and diluted	$(0.44)	$(0.23)	$(0.94)	$(0.47)
Weighted average common shares outstanding — basic and diluted	58,513	44,104	48,956	43,737

Comprehensive income (loss):
Net income (loss)	$(25,905)	$(10,115)	$(45,891)	$(20,372)
Comprehensive income (loss)	$(25,905)	$(10,115)	$(45,891)	$(20,372)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(45,891)	$(20,372)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	159	132
Share based compensation	2,088	4,251
Loss on extinguishment of debt	20,953	—
Unrealized (gain) loss on convertible note derivative	—	(11,743)
Impairment	—	908
Accretion of asset retirement obligations	53	20
Amortization of debt issuance costs and discount — convertible note	3,306	3,454
Amortization of right of use asset	120	124
Change in:
Prepaid expenses and other current assets	(204)	(386)
Accounts payable and accrued liabilities	(221)	(514)
Net cash used in operating activities	(19,637)	(24,126)

Cash Flows From Investing Activities:
Construction in progress	(5,790)	(29,705)
Properties, plant and equipment additions	(88)	(333)
Net cash used in investing activities	(5,878)	(30,038)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	15,794	—
Proceeds from issuance of convertible notes	—	60,000
Debt issuance costs	(2,586)	(4,160)
Payments on note payable	(30)	(29)
Proceeds from exercise of stock options	—	3,466
Net cash provided by financing activities	13,178	59,277

Net increase (decrease) in cash and cash equivalents	(12,337)	5,113
Cash and cash equivalents at beginning of period	20,323	31,057
Cash and cash equivalents at end of period	$7,986	$36,170

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22	$5

Noncash Investing and Financing Activities:
Accounts payable and accrued liabilities change related to construction in progress	$2,365	$6,203
Recognition of operating lease liability and right of use asset	234	—
Increase in asset retirement costs	—	167
Increase in net long-term debt resulting from modification (Note 7)	20,954	—
Interest paid through issuance of additional convertible notes	3,961	1,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	43,305	$433	$169,593	$(107,364)	$62,662
Shares issued for:
Exercise of stock options	50	1	255	—	256
Share based compensation	—	—	1,300	—	1,300
Net income (loss)	—	—	—	4,606	4,606
Balance at September 30, 2022	43,355	$434	$171,148	$(102,758)	$68,824
Shares issued for:
Exercise of stock options	525	5	1,911	—	1,916
Vesting of restricted share units	9	—	—	—	—
Share based compensation	—	—	2,233	—	2,233
Convertible note derivative liability reclassification	—	—	13,153	—	13,153
Net income (loss)	—	—	—	(14,863)	(14,863)
Balance at December 31, 2022	43,889	$439	$188,445	$(117,621)	$71,263
Shares issued for:
Exercise of stock options	260	2	1,292	—	1,294
Share based compensation	—	—	718	—	718
Net income (loss)	—	—	—	(10,115)	(10,115)
Balance at March 31, 2023	44,149	$441	$190,455	$(127,736)	$63,160

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	44,187	$441	$191,113	$(137,988)	$53,566
Shares issued for:
Vesting of restricted share units	50	1	(32)	—	(31)
Share based compensation	—	—	599	—	599
Net income (loss)	—	—	—	(9,370)	(9,370)
Balance at September 30, 2023	$44,237	$442	$191,680	$(147,358)	$44,764
Shares issued for:
Vesting of restricted share units	—	—	(62)	—	(62)
Share based compensation	—	—	906	—	906
Net income (loss)	—	—	—	(10,616)	(10,616)
Balance at December 31, 2023	$44,237	$442	$192,524	$(157,974)	$34,992
Shares issued for:
Cash, net of offering costs	19,049	191	15,603	—	15,794
Share based compensation	—	—	583	—	583
Net income (loss)	—	—	—	(25,905)	(25,905)
Balance at March 31, 2024	$63,286	$633	$208,710	$(183,879)	$25,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as amended, filed with the Securities and Exchange Commission (“SEC”) on August 30, 2023. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2024, results of operations for the three and nine months ended March 31, 2024 and 2023 and cash flows for the nine months ended March 31, 2024 and 2023 have been included. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2024.

Basis of Consolidation

The unaudited condensed consolidated financial statements comprise the financial statements of 5E Advanced Materials, Inc. and its wholly owned subsidiaries, American Pacific Borates Pty Ltd. and 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation, (“5EBA”)), (collectively, “we,” “our,” or the “Company”). The Company holds 100% of the rights through ownership in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California, through its ownership of 5EBA.

Out-of-Court Restructuring

In fiscal year 2023, the Company increased efforts to identify appropriate funding solutions to address the Company’s liquidity profile. With the U.S. Environmental Protection Agency (“EPA”) approval still an open item at the time, public markets capital providers were reluctant to invest. As time progressed, even with cost saving measures implemented, the Company approached the $10 million liquidity covenant (as discussed within Note 7) and therefore began discussions with its lender. The combination of the EPA status, and the approaching liquidity floor required a commercial resolution. On November 9, 2023, the Company entered into a standstill agreement (the "Standstill Agreement") with Bluescape Special Situations IV (“Bluescape”), Alter Domus (US) LLC (the “Collateral Agent”), Ascend Global Investment Fund SPC for and on behalf of Strategic SP (“Ascend”), and Mayfair Ventures Pte Ltd in connection with the Company’s senior secured convertible notes (the “Convertible Notes”). Pursuant to the Standstill Agreement, Bluescape and the Collateral Agent agreed to not exercise their respective rights, remedies, powers, privileges, and defenses under the Note Purchase Agreement, dated August 11, 2022 (the “Note Purchase Agreement”) with respect to the occurrence of any default or event of default, and all parties to the Standstill Agreement agreed to forbear from instituting or pursuing legal action with respect to the Convertible Notes. The Standstill Agreement also temporarily allowed the Company to go below its cash covenant of $10 million (as discussed in Note 7).

On December 1, 2023, the effectiveness of the Standstill Agreement was extended from December 1, 2023 to December 5, 2023 at which point the Company entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with Bluescape, the Collateral Agent, and Ascend in connection with certain restructuring transactions with respect to the Company’s capital structure, including the Company’s Convertible Notes. Pursuant to the Restructuring Support Agreement, the parties agreed to implement the restructuring transactions either as an out-of-court restructuring (the “Out-of-Court Restructuring”) or an in-court restructuring under voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a U.S. Bankruptcy Court.

On January 12, 2024, the Company held a special meeting of stockholders (the “Special Meeting”) where the Company’s stockholders approved the Out-of-Court Restructuring, including (i) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.01 (the “Common Stock”) from 180,000,000 to 360,000,000, (ii) the issuance of up to $35 million of Common Stock at a price of $1.025 per share (the “Securities Offering”) to Ascend and Bluescape, if Bluescape decided to exercise its option to participate in the Securities Offering, and (iii) the issuance of additional shares of the Company’s Common Stock upon conversion of the Convertible Notes in connection with an amendment to the Note Purchase Agreement.

On January 18, 2024, pursuant to a subscription agreement with Ascend, dated December 5, 2023 and an amended and restated subscription agreement with 5ECAP LLC (“5ECAP”), dated January 18, 2024 (the “5ECAP Subscription Agreement”), the Company issued (i) 5,365,854 shares of Common Stock to Ascend at a price of $1.025 per share, which shares included the placement fee to Ascend in shares of Common Stock and (ii) 5,365,854 shares of Common Stock to 5ECAP at a price of $1.025 per share, which shares included the placement fee to 5ECAP in shares of Common Stock.

On January 18, 2024, in connection with the Out-of-Court Restructuring, the Company entered into an amended and restated note purchase agreement (the “Amended and Restated Note Purchase Agreement”) with Bluescape, Ascend, and Meridian Investments Corporation (“Meridian”) related to the Convertible Notes. Pursuant to the Amended and Restated Note Purchase Agreement, the Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually, or 10.00% per annum if the Company elects to pay such interest through the delivery of additional Convertible Notes and are convertible into a maximum of 66,261,621 shares of Common Stock at a conversion rate of 650.4065 shares of common stock per $1,000 principal amount of Convertible Notes (including accrued interest paid-in-kind through maturity). The Convertible Notes mature on August 15, 2028. Additionally, following certain corporate events that may occur prior to the maturity date, the Company will, in certain circumstances that include a change of control transaction or liquidation of the Company or any failure of its common stock to be listed on Nasdaq or any other eligible exchange, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event. The Amended and Restated Note Purchase Agreement provides that, until the Company and the purchasers of the Convertible Notes agree to a final formula for such adjustments in accordance with the Amended and Restated Note Purchase Agreement, the maximum adjusted conversion rate following such a corporate event will be 754.4715 shares of Common Stock per $1,000 principal amount of Convertible Notes. The formula ultimately agreed upon by us and the purchasers may result in additional dilution to our stockholders if one of the specified corporate events should occur. As part of the Amended and Restated Note Purchase Agreement, the minimum cash condition was waived through June 28, 2024, with a reduction in the covenant thereafter from $10 million to $7.5 million. However, as further discussed in Note 13, on April 28, 2024, the waiver of the minimum cash condition was further extended through December 31, 2024.

On January 29, 2024, pursuant to the 5ECAP Subscription Agreement, the Company issued 8,317,074 shares of Common Stock to 5ECAP at a price of $1.025 per share. The completion of the Out-of-Court Restructuring marked a crucial step to strengthen the Company’s balance sheet, funds the next phase of its development, and supported the commencement of mining operations for production of boric acid and lithium carbonate.

2024 Equity Distribution Agreement with Canaccord Genuity LLC and D.A. Davidson & Co.

On March 28, 2024, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC and D.A. Davidson & Co. (each, an “Agent” and together, the “Agents”) providing for the offer and sale of up to $15,000,000 of shares of the Company’s Common Stock from time to time by the Company through the Agents, acting as the Company’s sales agents, or directly to one or more of the Agents, acting as principal (the “ATM Offering”).

Sales of shares of the Company’s Common Stock, if any, as contemplated by the Equity Distribution Agreement, made through any Agent acting as sales agent or directly to any Agent acting as principal, will be made by any method permitted by law, including without limitation (i) by means of ordinary brokers’ transactions (whether or not solicited), (ii) to or through a market maker, (iii) directly on or through any national securities exchange or facility thereof, a trading facility of a national securities association, an alternative trading system or any other market venue, (iv) in the over-the-counter market, (v) block transactions, (vi) in privately negotiated transactions or (vii) through a combination of any such methods. The Company will pay the applicable Agent a commission equal to 3.0% of the gross sales price of the shares of the Company’s common stock sold through the Agents, as the Company’s sales agents. The Company also will reimburse the Agents for certain specified expenses in connection with entering into the Equity Distribution Agreement.

None of the Agents are required to sell any specific number or dollar amount of shares of the Company’s Common Stock, but each has agreed, subject to the terms and conditions of the Equity Distribution Agreement, to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares of the Company’s Common Stock on the terms agreed upon by such Agent and the Company, provided that the number of common stock sold pursuant to the Equity Distribution Agreement will not (at any time) exceed the Company's available placement capacity under ASX Listing Rule 7.1. Any common stock to be sold in excess of the Company's available placement capacity under ASX Listing Rule 7.1 will be subject to, and conditional on, shareholder approval.

Under the terms of the Equity Distribution Agreement, the Company may also sell shares of its Common Stock to one or more of the Agents, as principal, at a price agreed upon at the time of sale. If the Company sells shares of its common stock to one or more of the Agents, as principal, the Company will enter into a separate written agreement with such Agent or Agents, as applicable, setting forth the terms of the transaction. In any such sale to an Agent or Agents as principal, the Company may agree to pay the applicable Agent or Agents a commission or underwriting discount that may exceed 3.0% of the gross sales price of the Company’s common stock sold to such Agent or Agents, as principal.

Any shares of the Company’s Common Stock offered and sold in the ATM Offering will be issued pursuant to the Company’s shelf Registration Statement on Form S-3, as amended (No. 333-276162), which was declared effective on February 27, 2024 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on March 28, 2024, which forms a part of the Registration Statement, and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement.

The Company did not sell any Common Stock nor receive any proceeds under the Equity Distribution Agreement during the three months ended March 31, 2024.

Going Concern

Management evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. In performing this analysis, management concluded there continues to exist substantial doubt regarding the Company’s ability to continue as a going concern.

Although the Out-of-Court Restructuring improved the Company’s cash position, and the Company continues to operate under a business plan that includes reductions in certain spending, management anticipates the need for additional financing within the next twelve months to maintain a cash balance in excess of the $7.5 million minimum cash covenant which goes into effect December 31, 2024 (as discussed in Note 7 and Note 13). If the Company is not able to secure additional financing and the Company’s cash balance falls below $7.5 million after such date, an event of default under the Amended and Restated Note Purchase Agreement could occur. An event of default would cause the Convertible Notes balance outstanding to become immediately due and payable, for which the Company would not have the resources to repay without additional financing. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these condensed consolidated financial statements. Therefore, there exists substantial doubt regarding the Company's ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, the Convertible Notes, vehicle notes, and accounts payable and accrued liabilities. Management believes the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these instruments, due to their short-term nature, with the exception of the Convertible Notes and vehicle notes, approximate their carrying value. See Note 7 for fair value information related to the Convertible Notes.

Concentration of Risk

The Company maintains cash deposits at several major banks, which at times may exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation. Management monitors the financial health of the banks and believes the Company is not exposed to any significant credit risk, and the Company has not experienced any such losses.

Risks and Uncertainties

The Company is subject to a number of risks that its management believes are similar to those of other companies of similar size and industry, including but not limited to, the success of its exploration activities, need for significant additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals. The Company currently generates no revenues from operations and will need to rely on raising additional capital or financing to sustain operations in the long-term. There can be no assurance that management will be successful in its efforts to raise additional capital on terms favorable to the Company, or at all, or in management's ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources. Refer to the Going Concern discussion above for additional details.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASC 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method.

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following at the end of each period presented.

	March 31,	June 30,
	2024	2023
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $38 and $23 at March 31, 2024 and June 30, 2023, respectively (1)	342	357
Mineral rights and properties, net	$7,622	$7,637

(1) Asset retirement costs represent the carrying value of capitalized costs associated with asset retirement obligations discussed in Note 5.

3. Construction in Progress

Construction in progress consisted of the following at the end of each period presented.

	March 31,	June 30,
	2024	2023
	(in thousands)
Engineering services	$9,576	$9,122
Equipment	33,292	31,692
Construction	25,211	21,579
Injection and recovery wells	4,097	4,002
Capitalized interest	3,532	1,158
Total construction in progress	$75,708	$67,553

4. Properties, Plant and Equipment, Net

Properties, plant and equipment, net consisted of the following at the end of each period presented.

	Depreciation	Estimated useful	March 31,	June 30,
Asset category	method	life (in years)	2024	2023
			(in thousands)
Land	N/A	—	$1,533	$1,533
Buildings	Straight-line	7-15	873	873
Vehicles	Straight-line	3-5	345	345
Plant and equipment	Straight-line	5-10	711	623
			3,462	3,374
Less accumulated depreciation			(462)	(318)
Properties, plant and equipment, net			$3,000	$3,056

For the three months ended March 31, 2024 and 2023, the Company recognized depreciation expense of approximately $48 and $47 thousand, respectively. For the nine months ended March 31, 2024 and 2023, the Company recognized depreciation expense of approximately $145 and $119 thousand, respectively.

5. Asset Retirement Obligations

The change in the Company’s asset retirement obligations during the period presented and the balance of its accrued reclamation liabilities at the end of the period are set forth below.

Nine months ended
March 31, 2024
(in thousands)
Asset retirement obligation — beginning of period	$724
Obligation incurred during the period	—
Revisions to previous estimates	—
Accretion	53
Asset retirement obligation — end of period	$777

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	March 31,	June 30,
	2024	2023
	(in thousands)
Accounts payable - trade (1)	$1,973	$1,492
Accrued expenses	288	1,350
Accrued capital expenditures	3,091	3,386
Accrued payroll	909	1,072
Accrued interest	821	1,388
Current portion of debt	41	40
Accounts payable and accrued liabilities	$7,123	$8,728

(1) Includes $985 thousand and $699 thousand related to capital expenditures, respectively.

7. Long-term Debt

Long-term debt consisted of the following at the end of each period presented.

	March 31,	June 30,
	2024	2023
	(in thousands)
Convertible notes	$65,671	$61,710
Vehicle notes payable	118	148
Total debt	65,789	61,858
Current portion of debt	41	40
Long-term debt	65,748	61,818
Unamortized convertible note discount	—	(20,691)
Unamortized debt issuance costs — convertible notes	(2,475)	(3,456)
Long-term debt, net	$63,273	$37,671

On August 15, 2023 and February 15, 2024, the Company elected to issue additional notes as payment for $1.9 million and $2.1 million of interest accrued during the period from February 16, 2023 through August 15, 2023, and August 16, 2023 through February 15, 2024, respectively.

Interest expense consisted of the following for each period presented.

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
	(in thousands)
Convertible notes interest	$1,500	$1,228	$3,393	$2,173
Vehicle notes payable interest	1	1	4	5
Amortization of debt issuance costs and discount — convertible notes	402	1,453	3,306	3,454
Other interest	—	—	19	—
Gross interest expense	1,903	2,682	6,722	5,632
Less: amount capitalized to construction in progress	1,081	445	2,374	589
Interest expense, net of amounts capitalized	$822	$2,237	$4,348	$5,043

Effective interest rate — convertible notes (1)	13.7%	27.1%	19.9%	26.2%

(1) The effective interest rate represents a weighted-average interest rate applicable for the respective period. Interest expense utilized in the calculation is based upon the gross interest expense in the table above, and the principal balance utilized in the calculation is based on the ending net long-term debt applicable to each interest period inclusive of changes in the principal balance resulting from interest paid-in-kind and any adjustments resulting from the Amended and Restated Note Purchase Agreement executed on January 18, 2024.

Convertible Notes

On August 11, 2022, the Company executed a $60 million private placement of Convertible Notes with Bluescape, which is secured by a security interest in substantially all of the Company’s assets, which closed on August 26, 2022 (the “Original Closing Date”). The Convertible Notes are convertible into shares of the Company’s Common Stock. As discussed within Note 1, on January 12, 2024, at the Special Meeting, the Company’s shareholders approved certain proposals that allowed for an Out-of-Court Restructuring, and on January 18, 2024 (the “Modification Date”), the Amended and Restated Note Purchase Agreement was executed in accordance with the Out-of-Court Restructuring which modified certain terms of the Convertible Notes. In connection with the execution of the Amended and Restated Note Purchase Agreement, the maturity date of the Convertible Notes was extended one year to August 15, 2028. Additionally, at the Company’s election, the Convertible Notes bear interest at an annual rate of 4.50% if paid in cash, and 10.00% if paid through the issuance of additional notes. Interest is paid semi-annually on February 15 and August 15 of each year. The Convertible Notes contain a financial covenant requiring the Company to maintain a cash balance of at least $10 million which was waived during the effective periods of both the Standstill Agreement and Restructuring Support Agreement. As part of the Amended and Restated Note Purchase Agreement, the minimum cash covenant was waived through June 28, 2024 and was reduced thereafter to $7.5 million. However, as further discussed in Note 13, on April 28, 2024, the waiver of the minimum cash condition was extended further through December 31, 2024. The purchaser may convert the Convertible Notes into shares of the Company’s Common Stock at any time before the Convertible Notes mature based upon a conversion price of $1.5375. Prior to entering into the Amended and Restated Note Purchase Agreement, the Company had the right to convert the Convertible Notes into shares of the Company’s Common Stock based upon the Company’s Common Stock trading above certain threshold prices at certain dates. However, in connection with the Amended and Restated Note Purchase Agreement, the Company’s ability to convert the Convertible Notes and force conversion into Common Stock was eliminated. Furthermore, in connection with entry into the Amended and Restated Note Purchase Agreement and Out-of-Court Restructuring, fifty percent (50%) of the outstanding Convertible Notes were acquired by Ascend and Meridian from Bluescape.

For accounting purposes, the modification of the terms of the Convertible Notes described above was evaluated and determined to be representative of an in-substance extinguishment of the Convertible Notes and establishment of new debt, primarily due to the significance of the changes to the terms of the conversion features. As a result, the Company wrote-off the remaining principal, accrued interest, unamortized discount and debt issuance costs associated with the prior debt on the Modification Date and recognized the modified debt on the balance sheet at its fair value of $65.2 million. The fair value of the modified debt was determined utilizing a binomial lattice model, and the significant inputs to such model are described in more detail below. The difference in value between the prior debt and the modified debt resulted in a loss on extinguishment of debt of $21.0 million, the components of which are summarized in the table below.

For the three and nine months ended March 31, 2024
(in thousands)
Modified Convertible Notes, at fair value
Principal	$63,561
Accrued interest	1,621
Net long-term debt recognized	$65,182

Convertible Notes on Modification Date
Principal	$63,561
Accrued interest	1,621
Unamortized convertible notes discount	(17,953)
Unamortized debt issuance costs	(3,000)
Net long-term debt written-off	$44,229

Loss on extinguishment of debt	$20,953

Prior to entering into the Amended and Restated Note Purchase Agreement, the terms of the Convertible Notes permitted a change in the applicable conversion price upon a digressive issuance by the Company within three months of the Original Closing Date. As a result, the conversion feature of the Convertible Notes was deemed to have an embedded derivative requiring separate accounting as a stand-alone derivative instrument (the "Convertible Note Derivative"). The Convertible Notes were initially recorded at their face amount of $60 million less debt issuance costs of $4.2 million and the fair value of the Convertible Note Derivative, which was determined to be $24.9 million. The provision that resulted in separate accounting for the conversion feature of the Convertible Note Derivative expired November 26, 2022, and accordingly, the fair value of the Convertible Note Derivative at expiration of the provision was transferred to additional paid-in capital (refer to Note 8). Fair value and carrying value information for the Convertible Notes at each period end follows.

		Unamortized Debt	Net Liability
	Principal	Discount and	Carrying	Fair Value
	Amount	Issuance Costs	Amount	Amount	Leveling
	(in thousands)
As of March 31, 2024
Convertible Notes due August 15, 2028	$65,671	$(2,475)	$63,196	$72,439	Level 2

As of June 30, 2023
Convertible Notes due August 15, 2027	$61,710	$(24,147)	$37,563	$40,316	Level 2

The valuation model for the Convertible Notes and related Convertible Note Derivative requires the input of subjective assumptions including expected share price volatility, risk-free interest rate and debt rate. Changes in the input assumptions as well as the Company's underlying share price can materially affect the fair value estimates. Additionally, the modification of the conversion features associated with the Amended and Restated Note Purchase Agreement during the quarter ended March 31, 2024 resulted in a significant increase in the fair value of the Convertible Notes. Changes in the reported fair value of the Convertible Notes between periods are not recognized in net income and therefore have no effect on reported net income (loss).

The significant assumptions used in the fair value model for the Convertible Notes and related Convertible Note Derivative include the following, with changes in volatility, debt rate and stock price having the most significant impact on the related fair values.

		January 18,
	March 31,	2024	June 30,
	2024	(Modification Date)	2023
Risk-free interest rate	4.4%	4.1%	4.4%
Volatility	55.0%	55.0%	50.0%
Debt rate	27.4%	25.3%	17.5%
Stock price per share	$1.34	$1.21	$3.28

8. Convertible Note Derivative

The Convertible Note Derivative, which related to the Convertible Notes described above in Note 7, was valued upon initial recognition and at each reporting period at fair value using a with-and-without methodology utilizing a binomial lattice model (a model which utilizes Level 3 fair value inputs). Changes in the fair value were recognized in Derivative gain (loss) in the statement of operations prior to the derecognition of the Convertible Note Derivative during the quarter ended December 31, 2022, but had no related impact on the Company’s cash position or cash flows. As described above in Note 7, the fair value of the Convertible Note Derivative was transferred to additional paid-in capital during the three months ended December 31, 2022. Refer to Note 7 for additional information about the fair value assumptions utilized for the valuation of the Convertible Note Derivative. The components of changes to the fair value of the Convertible Note Derivative for the period presented are summarized below.

Nine months ended
March 31, 2023
(in thousands)
Convertible note derivative (asset) liability — beginning of period	$—
Additions, at fair value, August 26, 2022	24,896
Fair value adjustment (gain) loss	(11,743)
Reclassified to additional paid-in capital, at fair value, November 26, 2022	(13,153)
Convertible note derivative (asset) liability — end of period	$—

9. Financial Instruments and Fair Value Measurements

At March 31, 2024, cash equivalents as well as trade and other payables approximate their fair value due to their short-term nature. Our financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1, the Convertible Notes which are classified as Level 2, and the Convertible Note Derivative which was classified as Level 3 before its derecognition and transfer to additional paid-in capital during the quarter ended December 31, 2022. The reconciliation of changes in the fair value of the Convertible Note Derivative can be found in Note 8.

10. Share Based Compensation

Share based compensation expense is included in general and administrative expense and represents costs associated with restricted share ("RSU"), director restricted share ("DSU") and performance share ("PSU") activity. Share based compensation expense consisted of the following for the periods presented.

	Three months ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
Share based compensation expense — service based
Employee share option plan	$88	$617	$293	$2,839
2022 Equity Compensation Plan — Options	64	350	$372	877
2022 Equity Compensation Plan — PSUs	23	29	$147	88
2022 Equity Compensation Plan — RSU and DSUs	408	(278)	$1,276	447
Total share based compensation expense	$583	$718	$2,088	$4,251

Stock Options

All stock options outstanding prior to the three-month period ended September 30, 2022 were granted under the predecessor parent company's employee share option plan. New option grants are made under the 2022 Equity Compensation Plan and vest ratably over the vesting period which is generally three years or less. The tables below reflect all options granted under both plans. The significant assumptions used to estimate the fair value of stock option awards granted under the plans during the nine months ended March 31, 2024 and 2023, using a Black-Scholes option valuation model are as follows.

	Nine months ended March 31,
	2024	2023
Exercise price	$7.73	$25.62
Share price	$2.46	$18.03
Volatility	99%	79%
Expected term in years	9.6	5.0
Risk-free interest rate	4.3%	2.9%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Nine months ended March 31,
	2024		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	4,187	$10.91	4,874	$9.67
Granted	300	7.73	400	25.62
Exercised	—	—	(835)	4.15
Expired/forfeited	(702)	14.86	(460)	15.33
Outstanding at end of the period	3,785	9.92	3,979	11.78

Vested at the end of the period	3,302	10.03	3,186	9.58
Unvested at the end of the period	483	$9.17	793	$20.63

The weighted average remaining life of vested options at March 31, 2024 and 2023 was approximately 0.7 years and 1.7 years, respectively.

As of March 31, 2024, there was $1.3 million of unrecognized compensation cost related to 483 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.4 years.

The following table summarizes the activity for unvested options for each of the periods presented.

	Nine months ended March 31,
	2024		2023
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	838	$6.42	1,507	$6.05
Granted	300	2.08	400	10.52
Vested	(73)	16.28	(1,014)	5.86
Expired/forfeited	(582)	6.12	(100)	6.85
Unvested at end of the period	483	$4.11	793	$8.32

As of March 31, 2024, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company's stock price on March 31, 2024. There were no options exercised during the nine months ended March 31, 2024. As of March 31, 2023, the intrinsic value of both outstanding stock options and vested stock options was $1.3 million. The intrinsic value of stock options exercised during the nine months ended March 31, 2023 was $6.2 million.

Restricted Share Units, Director Share Units and Performance Share Units

The following table summarizes RSU, DSU and PSU activity under the 2022 Equity Compensation Plan for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2023	209.8	$6.78	139.1		$7.20	348.9
Granted	370.3	2.11	121.6	(1)	2.46	491.9
Vested	(77.1)	6.31	—		—	(77.1)
Forfeited	(58.4)	4.88	(48.4)		5.38	(106.8)
Non-vested shares/units outstanding at March 31, 2024	444.6	$3.22	212.3		$4.90	656.9

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2022	48.8	$18.03	19.2		$12.19	68.0
Granted	106.5	14.47	63.5	(2)	14.79	170.0
Vested	(8.9)	12.27	—		—	(8.9)
Forfeited	(47.9)	14.27	(42.5)		14.10	(90.4)
Non-vested shares/units outstanding at March 31, 2023	98.5	$16.53	40.2		$14.28	138.7

(1) During the nine months ended March 31, 2024, approximately 121.6 thousand performance share units were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) the budget for the large-scale commercial facility remaining within a range of $342-418 million; and 3) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

(2) During the nine months ended March 31, 2023, approximately 63.5 thousand performance share units were granted, which based on the achievement of certain operational targets, could vest within a range of 0% to 100%. The targets are 1) commissioning and operation of the Small-Scale Facility; 2) obtaining formation flow, head grade and impurity profile data from the Small-Scale Facility; and 3) generating product data to ensure process design for detailed engineering. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

11. Earnings (Loss) Per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if DSUs, RSUs, PSUs, stock options and convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share for the three and nine months ended March 31, 2024 and 2023 as the effect of including dilutive securities in the calculation would be anti-dilutive.

For the three and nine months ended March 31, 2024 and 2023, the following effects are excluded from the computation of dilutive loss per share as such effects would have an anti-dilutive effect.

	Three months ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
Interest expense on convertible note	$1,903	$2,682	$6,722	$5,632
Additional shares assuming conversion of convertible notes	42,713	3,409	42,713	3,409
Stock options and unvested restricted stock units and performance share units	4,443	3,593	4,443	4,769

12. Commitments and Contingencies

Purchase Obligations

The Company had purchase order commitments of $4.7 million for the construction works in progress, equipment, software, drilling and technical reports.

Litigation

On July 17, 2023, the Company filed a complaint (the “Complaint”) against a previous construction contractor in the United States District Court for the Central District of California, Eastern Division, alleging, among other things, numerous breaches by the contractor of its contractual obligations to 5EBA under the Procurement and Construction Contract, effective April 26, 2022, by and between 5EBA and the contractor, relating to the construction of the Small-Scale Facility in California (the “Contract”). On August 10, 2023, the contractor filed an answer to the Complaint as well as a counterclaim for, among other things, alleged breaches by 5EBA of its contractual obligations to the contractor under the Contract and has requested relief in the approximate amount of $5.5 million. The Company plans on filing a response disputing the counterclaims asserted by the contractor and reaffirming the grounds for recovery raised in the Complaint. Discovery has begun and is ongoing. An estimate of reasonably possible losses, if any, cannot be made at this time.

13. Subsequent Events

Amendment to Amended and Restated Note Purchase Agreement

On April 28, 2024, the Company and the holders of the requisite amount of Convertible Notes entered an amendment to the Amended and Restated Note Purchase Agreement, pursuant to which the parties agreed that the waiver of the agreement’s minimum cash covenant would be extended from June 28, 2024 to December 31, 2024. From and after December 31, 2024, the Company will be required to maintain a minimum cash balance of at least $7.5 million or else an event of default will occur under the Amended and Restated Note Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K filed on August 30, 2023, as amended (the “Annual Report”). This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described in our Annual Report filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-Q and under “Item 1A. Risk Factors” and elsewhere in our Annual Report, as amended, and our Quarterly Report on Form 10-Q for the period ended September 30, 2023. In addition, see “Cautionary Note Regarding Forward-Looking Statements.” References to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.

Overview

5E Advanced Materials, Inc. is focused on becoming a vertically integrated global leader and supplier of specialty boron and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. We hold 100% of the rights through ownership in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California, through our wholly owned subsidiary 5E Boron Americas, LLC. Our Project is underpinned by a mineral resource that includes boron and lithium, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. Our vision is to safely process boric acid and lithium carbonate through sustainable best practices to enable decarbonization, food security and domestic supply surety.

2024 Outlook and Goals

Highlights for the Three Months ended March 31, 2024

Operational Update — Commencement of Mining Operations and First Production of Boric Acid

The Company believes that the commencement of commercial operations and first production of boric acid represents a significant strategic step forward in the Company’s development and mission.

On January 1, 2024, we began well-field injection under our Underground Injection Control permit to begin extracting valuable minerals from the Project. As anticipated, the wellfield took approximately one month for initial conditioning to take place, and in late January, utilizing all four of our production wells, we sent Pregnant Leach Solution (“PLS”) to a Louisiana based lab whereby the lab produced commercial grade boric acid. During March 2024, an independent third-party inductively coupled plasma mass spectrometry analysis confirmed the commercial grade boric acid produced in the Louisiana lab. During the first three months of mining operations, over 50,000 gallons of PLS were accumulated and we achieved an average head grade of 5.5% and the Small-Scale Facility (“SSF”) commenced production in April 2024 as final electrical work was completed in March 2024.

With the first production batch of boric acid from the SSF, we plan to continue to refine operating parameters to meet and exceed customer specifications. We anticipate beginning the customer qualification process with a variety of customer prospects. The customer qualification process will include us providing samples of boric acid for customers to validate their customer established qualification criteria. Upon successful feedback from customers that the product meets their specifications, we then plan to deliver larger volumes of boric acid from the SSF, to the customer production facilities for product validation.

The SSF is expected to initially produce up to 2,000 short tons of boric acid annually and targets initial production of lithium carbonate, with optionality built in to scale up to a run rate of 9,000 short tons and increased lithium production.

The initial high-quality run-of-mine head grade of boric acid provides validation of our initial operational assumptions which we hope will facilitate discussions with stakeholders around funding options for the Phase 1 of the commercial facility and securing commercial contracts for our future products.

Fluor Corporation Selected as EPC for FEL-2

We selected Fluor Corporation (“Fluor”) as our engineering, procurement, and construction (“EPC”) services provider. The initial scope of Fluor will be to lead stage 2 of our front end loading (“FEL-2”) which will directly feed into the upgrading of the Company’s current S-K 1300 technical document into a Pre-feasibility Study (“PFS”) upon completion.

We believe the selection of Fluor, a world-class EPC firm with an extensive track record, will serve to be invaluable to us throughout our next phase of execution. We expect the work being conducted by Fluor will play an important role in ultimately getting our 5E Boron Americas Complex to the planned PFS-level study.

Funding Opportunities

During March 2024, we submitted a request for proposal response to the U.S. Department of Energy for a grant to fund research to enhance our lithium extraction work. Should we receive an award from this submission, funding is aimed towards increasing the amount of lithium carbonate that we are able to extract, potentially increasing lithium yields to improve project economics. Additionally, we continue to progress boron awareness with multiple federal agencies on the back of the National Defense Authorization Act for fiscal year 2024, requesting a study into boron supply chains.

Out-of-Court Restructuring

Beginning in fiscal year 2023, we worked to identify appropriate funding solutions to address the Company’s liquidity profile. With the U.S. Environmental Protection Agency (“EPA”) approval still an open item, public markets capital providers were reluctant to invest. As time progressed, even with cost saving measures implemented, the Company approached the $10 million liquidity covenant (as discussed within Note 7 to the unaudited condensed consolidated financial statements) and management therefore began discussions with its lender. The combination of the EPA status, and the approaching liquidity floor required a commercial resolution. On November 9, 2023, we entered into a standstill agreement (the "Standstill Agreement") with Bluescape Special Situations IV (“Bluescape”), Alter Domus (US) LLC (the “Collateral Agent”), Ascend Global Investment Fund SPC for and on behalf of Strategic SP (“Ascend”), and Mayfair Ventures Pte Ltd in connection with our senior secured convertible notes (the “Convertible Notes”). Pursuant to the Standstill Agreement, Bluescape and the Collateral Agent agreed to not exercise their respective rights, remedies, powers, privileges, and defenses under the Note Purchase Agreement, dated August 11, 2022 (the “Note Purchase Agreement”) with respect to the occurrence of any default or event of default, and all parties to the Standstill Agreement agreed to forbear from instituting or pursuing legal action with respect to the Convertible Notes. The Standstill Agreement also temporarily allowed us to go below the cash covenant of $10 million (as discussed in Note 7 to the unaudited condensed consolidated financial statements).

On December 1, 2023, we extended the effectiveness of the Standstill Agreement from December 1, 2023 to December 5, 2023 at which point we entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with Bluescape, the Collateral Agent, and Ascend in connection with certain restructuring transactions with respect to our capital structure, including our Convertible Notes. Pursuant to the Restructuring Support Agreement, the parties agreed to implement the restructuring transactions either as an out-of-court restructuring (the “Out-of-Court Restructuring”) or an in-court restructuring under voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a U.S. Bankruptcy Court.

On January 12, 2024, we held a special meeting of stockholders where our stockholders approved the Out-of-Court Restructuring, including (i) an amendment to our certificate of incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.01 (the “Common Stock”) from 180,000,000 to 360,000,000, (ii) the issuance of up to $35 million of Common Stock at a price of $1.025 per share (the “Securities Offering”) to Ascend and Bluescape, if Bluescape decided to exercise its option to participate in the Securities Offering, and (iii) the issuance of additional shares of the Company’s Common Stock upon conversion of the Convertible Notes in connection with an amendment to the Note Purchase Agreement.

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

On January 18, 2024, in connection with the Out-of-Court Restructuring, we entered into an amended and restated note purchase agreement (the “Amended and Restated Note Purchase Agreement”) with Bluescape, Ascend, and Meridian Investments Corporation related to the Convertible Notes. Pursuant to the Amended and Restated Note Purchase Agreement, the Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually, or 10.00% per annum if we elect to pay such interest through the delivery of additional Convertible Notes and are convertible into a maximum of 66,261,621 shares of Common Stock at a conversion price of $1.5375 per share of Common Stock (including accrued interest paid-in-kind through maturity). The Convertible Notes mature on August 15, 2028. Additionally, following certain corporate events that may occur prior to the maturity date, we will, in certain circumstances that include a change of control transaction or liquidation of our company or any failure of our common stock to be listed on Nasdaq or any other eligible exchange, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event. The Amended and Restated Note Purchase Agreement provides that, until we and the purchasers of the Convertible Notes agree to a final formula for such adjustments in accordance with the Amended and Restated Note

Purchase Agreement, the maximum adjusted conversion rate following such a corporate event will be 754.4715 shares of common stock per $1,000 principal amount of Convertible Notes. The formula ultimately agreed upon by us and the purchasers may result in additional dilution to our stockholders if one of the specified corporate events should occur.

As part of the Amended and Restated Note Purchase Agreement, the minimum cash condition was waived through June 28, 2024, with a reduction in the covenant thereafter from $10 million to $7.5 million. However, on April 28, 2024, the waiver of the minimum cash condition was further extended through December 31, 2024 (as discussed in Note 13 to the unaudited condensed consolidated financial statements).

On January 29, 2024, pursuant to the 5ECAP Subscription Agreement, the Company issued 8,317,074 shares of Common Stock to 5ECAP at a price of $1.025 per share (the “Second Closing”). The completion of the Out-of-Court Restructuring marks a crucial step to strengthen our balance sheet, funds the next phase of our development, and supports the commencement of mining operations for production of boric acid and lithium carbonate.

Out-of-Court Restructuring — Liquidity Considerations

Although the equity offerings associated with our Out-of-Court Restructuring improved our cash position by providing $15.8 million of net proceeds after issuance costs and fees to the Company, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing in order to continue as a going concern and maintain a cash balance in excess of the $7.5 million minimum cash covenant of the Amended and Restated Note Purchase Agreement (as discussed in Note 7 and Note 13 to the unaudited condensed consolidated financial statements). An event of default under the Amended and Restated Note Purchase Agreement would cause the Convertible Notes balance outstanding to become immediately due and payable, for which we would not have the resources to repay without additional financing. The receipt of potential funding, beyond those that are part of the Out-of-Court Restructuring, cannot be considered probable at this time because these plans are not entirely within management's control as of the date of the condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the "Going Concern" discussion within Note 1 of the unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below for more information.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended March 31,		Variance		Nine Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
COSTS AND EXPENSES
Project expenses	$1,155	$1,268	$(113)	-9%	$4,169	$8,267	$(4,098)	-50%
General and administrative	2,997	6,004	(3,007)	-50%	$16,431	$18,591	(2,160)	-12%
Research and development	—	45	(45)	-100%	45	123	(78)	-63%
Impairment	—	908	(908)	-100%	—	908	(908)	-100%
Depreciation and amortization expense	53	53	-	0%	159	132	27	20%
Total costs and expenses	4,205	8,278	(4,073)	-49%	20,804	28,021	(7,217)	-26%
LOSS FROM OPERATIONS	(4,205)	(8,278)	4,073	-49%	(20,804)	(28,021)	7,217	-26%
NON-OPERATING INCOME (EXPENSE)
Interest income	73	388	(315)	-81%	215	914	(699)	-76%
Other income	4	13	(9)	-69%	7	49	(42)	-86%
Loss on extinguishment of debt	(20,953)	—	(20,953)	N/A	(20,953)	—	(20,953)	N/A
Derivative gain (loss)	—	—	—	N/A	—	11,743	(11,743)	-100%
Interest expense	(822)	(2,237)	1,415	-63%	(4,348)	(5,043)	695	-14%
Other expense	(2)	(1)	(1)	100%	(8)	(14)	6	-43%
Total non-operating income (expense)	(21,700)	(1,837)	(19,863)	*	(25,087)	7,649	(32,736)	*
NET INCOME (LOSS)	$(25,905)	$(10,115)	$(15,790)	156%	$(45,891)	$(20,372)	$(25,519)	125%

* Represents a percentage change greater than +/- 300%

Comparison of the three and nine months ended March 31, 2024 and 2023

Project expenses

Project expenses include drilling, plug and abandonment, site-preparation, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our Project. For the three months ended March 31, 2024, project expenses decreased $113 thousand, or 9%, versus the comparable period in fiscal year 2023. Specifically, the decrease was primarily due to the combined impact of reductions in expenses incurred relating to our water monitoring wells, obtaining technical reports, insurance, and testing and analysis ($0.3 million). These decreases were partially offset by increased site-related costs ($0.2 million) which resulted from final activities preparing our operators and the Small-Scale-Facility for final commissioning.

For the nine months ended March 31, 2024, project expenses decreased $4.1 million, or 50%, versus the comparable period in fiscal year 2023 as there was decreased activity related to the Project. Specifically, the decrease was primarily due to a reduction in expenses incurred relating to our plug and abandonment program ($5.0 million) which occurred primarily in calendar year 2022 and was related to closing historic wells required by our permits ahead of operating the Small-Scale Facility, and reduced expenses incurred for engineering and technical reports that were not eligible for capitalization as construction in progress ($0.3 million). These decreases were partially offset by increases in EPA compliance costs ($0.7 million), testing and analysis ($0.2 million), site-related costs ($0.2 million) and construction related insurance costs ($0.1 million).

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries, sponsorships, share-based compensation and other expenses. Currently, all salaries and benefits for the entire organization are reported in general and administrative expenses. For the three months ended March 31, 2024, general and administrative expenses decreased $3.0 million, or 50%, versus the comparable period in fiscal year 2023. The decrease was primarily due to (i) a reduction in professional and legal fees of $1.9 million which includes a $1.8 million reclassification of legal and accounting fees incurred during the second fiscal quarter of 2024 to either debt or equity issuance costs in the third fiscal quarter due to the successful implementation of the Out-of-Court restructuring in the current quarter, (ii) a decrease in costs related to marketing activities ($0.5 million), and (iii) a decrease in employee severance and relocation costs ($0.9 million). These decreases were partially offset by increased employee compensation and benefits costs ($0.3 million).

For the nine months ended March 31, 2024, general and administrative expenses decreased $2.2 million, or 12%, versus the comparable period in fiscal year 2023. The decrease was primarily due to (i) decreased employee incentive compensation costs ($2.0 million) which is inclusive of a $2.2 million decrease in share-based compensation costs, (ii) a decrease in employee severance and relocation costs ($0.9 million), and (iii) a decrease in costs related to marketing activities ($0.8 million). These decreases were partially offset by increases in costs associated with (i) increased professional fees ($1.3 million) which were primarily attributable to legal fees incurred in connection with our Out-of-Court Restructuring efforts that were not eligible for classification as either debt or equity issuance costs, and (ii) increased employee compensation and benefits costs ($0.2 million).

Research and development

Research and development expense includes costs incurred under research agreements with Georgetown University and Boston College that aim to enhance the performance of permanent magnets through increased use of boron. Both engagements were completed during the second fiscal quarter of 2024. For the three months ended March 31, 2024, research and development expenses decreased $45 thousand, or 100%, versus the comparable period in fiscal year 2023. The decrease was attributable to the completion of the engagements during the second fiscal quarter of 2024.

For the nine months ended March 31, 2024, research and development expenses decreased $78 thousand, or 63%, versus the comparable period in fiscal year 2023. The decrease was attributable to the completion of the engagements during the second fiscal quarter of 2024.

Impairment

During the nine months ended March 31, 2023, we elected not to renew our mineral lease with Elementis Specialties, Inc. and the mineral lease expired on March 31, 2023 resulting in the recognition of approximately $0.9 million of related impairment expense. There was no comparable impairment expense in the current period.

Depreciation and amortization expense

Depreciation and amortization relates to use of our owned or leased vehicles, buildings and equipment and the amortization of our asset retirement obligations. For the three months ended March 31, 2024, depreciation and amortization expense remained consistent with the comparable period in fiscal year 2023. For the nine months ended March 31, 2024, depreciation and amortization expense increased $27 thousand or 20% versus the comparable period in fiscal year 2023. This increase was primarily due to additional assets placed in service during the second and third fiscal quarters of 2023.

During the fourth fiscal quarter of 2024, we anticipate placing the Small-Scale-Facility into service corresponding with the commencement of commercial operations. This will result in all construction in progress balances being transferred into property plant and equipment on our balance sheet, and the recognition of additional depreciation expense in future accounting periods.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents in short-term (original maturities of three months or less) investments of highly liquid treasury bills and certificates of deposit beginning in the first fiscal quarter of 2022 and corresponding with the issuance of the Convertible Notes. For the three months ended March 31, 2024, interest income decreased $315 thousand or 81% versus the comparable period in fiscal year 2023. Similarly, for the nine months ended March 31, 2024, interest income decreased $699 thousand or 76% versus the comparable period in fiscal year 2023. Such decreases correspond to decreases in our average cash and cash equivalent balances between the periods, respectively.

Loss on extinguishment of debt

The loss on extinguishment of debt incurred for the three and nine months ended March 31, 2024 resulted from the modification of the terms of our Convertible Notes contained in the Amended and Restated Note Purchase Agreement executed January 18, 2024. The modified terms of the Convertible Notes (as discussed within Note 7 to the unaudited condensed consolidated financial statements) were evaluated and determined to be representative of an in-substance extinguishment of the Convertible Notes and establishment of new debt, for accounting purposes, primarily due to the significance of the changes to the terms of the conversion features. As a result, we wrote-off the remaining principal, accrued interest and unamortized discount and debt issuance costs associated with the prior debt with an aggregate value of $44.2 million, and recognized the modified debt at its fair value of $65.2 million upon execution of the Amended and Restated Note Purchase Agreement. The difference in value between the prior debt and the modified debt resulted in a loss on extinguishment of debt of $21.0 million.

Derivative gain

The derivative gain (loss) during the nine months ended March 31, 2023 related to changes in fair value of the embedded conversion feature of our Convertible Notes that was required to be bifurcated and accounted for separately as a stand-alone derivative instrument (as discussed within Note 7 and Note 8 to the unaudited condensed consolidated financial statements). The unrealized gain during the nine months ended March 31, 2023, was primarily due to the decrease in our stock price to $11.63 on November 26, 2022, the date the conversion feature expired and derivative accounting was terminated, from $15.83 on August 26, 2022, the inception date of the Convertible Notes and the date derivative accounting commenced. The expiration of the conversion feature resulted in the transfer of the fair value of the convertible note derivative at expiration to additional paid-in capital.

Interest expense

Interest expense primarily relates to interest expense incurred on the Convertible Notes issued on August 26, 2022, and as amended by the Amended and Restated Note Purchase Agreement dated January 18, 2024, and is net of amounts capitalized to construction-in-progress. Prior to the execution of the Amended and Restated Note Purchase Agreement, the Convertible Notes accrued interest at a rate of 6% when interest was paid-in-kind through the issuance of additional notes. Subsequent to the Amended and Restated Note Purchase Agreement, the Convertible Notes accrue interest at a rate of 10% when interest is paid-in-kind through the issuance of additional notes. We also recognize interest expense for the amortization of debt issuance costs and the amortization of the discount on the Convertible Notes. As part of the modification of the terms of our debt associated with the Amended and Restated Note Purchase Agreement, the modified debt was recognized at fair value on our balance sheet which eliminated the prior debt discount that was amortized to interest expense. For the three months ended March 31, 2024, interest expense decreased $1.4 million or 63% versus the comparable period in fiscal year 2023. This decrease was primarily due to (i) the elimination of the amortization of the debt discount associated with the accounting for our debt modification that was consummated January 18, 2024 which results in a shorter period of amortization expense in the current period compared to the prior period ($1.0 million reduction in interest expense), (ii) additional interest being capitalized between periods due to the combined effect of a higher interest rate associated with our modified debt and an increase in our average construction in progress balance between periods ($0.6 million reduction in interest expense), and (iii) a reduction in the amortization expense associated with lower debt issuance costs associated with our modified debt ($55 thousand reduction in interest expense). These decreases were offset to a lesser extent by the effects of (i) interest accruing at 10% under the terms of our Amended and Restated Note Purchase Agreement compared to 6% under our prior agreement, and (ii) accruing additional interest on $1.9 million and $2.1 million of interest that was paid-in-kind during August of 2023 and February of 2024, respectively (for a combined impact of a $273 thousand increase in interest expense).

For the nine months ended March 31, 2024, interest expense decreased $695 thousand or 14% versus the comparable period in fiscal year 2023. This decrease was due to (i) additional interest being capitalized between periods due to the combined effect of a higher interest rate associated with our modified debt, an increase in our average construction-in-progress balance between periods and a full year of capitalized interest in the current period versus a partial year in the comparative period ($1.8 million reduction in interest expense), and (ii) the elimination of the amortization of the debt discount associated with the accounting for our debt modification that was consummated January 18, 2024 which results in a shorter period of amortization expense in the current period compared to the prior period ($221 thousand reduction in interest expense). These decreases in interest expense were offset to a lesser extent by the effects of (i) interest accruing at 10% under the terms of our Amended and Restated Note Purchase Agreement compared to 6% under our prior agreement, and accruing additional interest on $1.9 million and $2.1 million of interest that was paid-in-kind during August of 2023 and February of 2024, respectively (for a combined impact of $1.2 million increase in interest expense), and (ii) higher amortization expense associated with debt issuance costs due to a longer period of amortization expense in the current period compared to the prior period ($74 thousand increase in interest expense).

Income Tax

We did not have any income tax expense or benefit for the three and nine months ended March 31, 2024 and 2023, as we have recorded a full valuation allowance against our net deferred tax asset.

Cash flows

	For the nine months ended March 31,		Change
	2024	2023	$	%
	($ in thousands)
Net cash used in operating activities	$(19,637)	$(24,126)	$4,489	-19%
Net cash used in investing activities	(5,878)	(30,038)	24,160	-80%
Net cash provided by (used in) financing activities	13,178	59,277	(46,099)	-78%
Net increase (decrease) in cash and cash equivalents	$(12,337)	$5,113	$(17,450)	-341%

During the nine months ended March 31, 2024, we used $19.6 million of cash for operating activities, a decrease of $4.5 million or 19% compared to the comparable period in fiscal year 2023. Cash used by operating activities decreased between periods primarily due to a decrease in Project related expenses. During the nine months ended March 31, 2024, we used $5.9 million of cash for investing activities, a decrease of $24.2 million or 80% compared to the comparable period in fiscal year 2023. The reduction in investing cash flows was due to reduced spending on construction in progress related to the Small-Scale Facility between periods. Cash flows provided by financing activities for the nine months ended March 31, 2024 were the result of $15.8 million of proceeds received from two closings of a private placement of our Common Stock in January of 2024, after recognition of the related costs and fees, where we issued an aggregate of 19,048,782 shares of our Common Stock. The net proceeds from our private placement of equity during the nine months ended March 31, 2024 were offset by $2.6 million of cash used to pay legal and accounting fees associated with the Amended and Restated Note Purchase Agreement (i.e., debt issuance costs). Cash flows provided by financing activities during the nine months ended March 31, 2023 were the result of the issuance of the Convertible Notes net of debt issuance costs.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $8.0 million and working capital of $2.7 million compared to $20.3 million and $13.3 million as of June 30, 2023, respectively. Our predominant source of cash has been generated through equity financing from issuances of our common stock and equity-linked debt securities. Since inception, we have not generated revenues, and as such, have relied on equity financing and equity-linked debt instruments to fund our operating and investing activities. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions.

In August 2022, we executed a $60 million private placement of senior secured convertible notes to complete construction and commissioning of our Small-Scale Facility, fund operation of our Small-Scale Facility, and general corporate purposes. In January 2024, as part of the Out-of-Court Restructuring, we completed two closings of a private placement of our Common Stock which resulted in approximately $15.8 million of proceeds to the Company, after recognition of the related costs and fees, to strengthen our balance sheet and to help fund mining and Small-Scale Facility operations. Also in January 2024, and also as part of our Out-of-Court Restructuring, we executed the Amended and Restated Note Purchase Agreement which modified certain terms of our Convertible Notes (refer to the Out-of-Court Restructuring discussion under the heading of 2024 Outlook and Goals). The Amended and Restated Note Purchase Agreement did not provide incremental capital to the Company and resulted in us incurring $2.6 million of related legal and accounting fees.

Over the next 12 months, we have plans to achieve the following milestones that will require additional capital:

•
Operate the Small-Scale Facility and progress customer qualification;

•
Progress FEL-2, FEL-3, and detailed engineering as well as procure long lead item equipment, specifically our crystallization units;
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

Although the Out-of-Court Restructuring transaction discussed above improved our cash position, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing in order to continue as a going concern and maintain a cash balance in excess of the $7.5 million minimum cash covenant in the Amended and Restated Note Purchase Agreement. Absent additional financing as outlined above, we may no longer be able to meet our ongoing obligations, continue operations or achieve the milestones outlined above. If we are not able to secure additional financing cash flows and our cash balance falls below $7.5 million after December 31, 2024, an event of default under the Amended and Restated Note Purchase Agreement could occur. An event of default would cause our Convertible Notes balance outstanding to become immediately due and payable, for which we would not have the resources to repay without additional financing.

We intend to explore different potential financing strategies to help support the growth of our business and execution of our business plan, including equity or debt financing, government funding or grants, private capital, royalty agreements or customer prepayments, or other strategic alliances with third parties. However, there is no assurance that we will be able to secure additional financing on adequate terms, in a timely manner, or at all.

The receipt of potential funding, including those that may be executed pursuant to the Equity Distribution Agreement discussed below, cannot be considered probable at this time because these plans are not entirely within management's control as of the date of the condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1 of the unaudited condensed consolidated financial statements for more information.

2024 Equity Distribution Agreement with Canaccord Genuity LLC and D.A. Davidson & Co.

On March 28, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC and D.A. Davidson & Co. (each, an “Agent” and together, the “Agents”) providing for the offer and sale of up to $15,000,000 of shares of our Common Stock from time to time by us through the Agents, acting as our sales agents, or directly to one or more of the Agents, acting as principal (the “ATM Offering”).

Sales of shares of our Common Stock, if any, as contemplated by the Equity Distribution Agreement, made through any Agent acting as sales agent or directly to any Agent acting as principal, will be made by any method permitted by law, including without limitation (i) by means of ordinary brokers’ transactions (whether or not solicited), (ii) to or through a market maker, (iii) directly on or through any national securities exchange or facility thereof, a trading facility of a national securities association, an alternative trading system or any other market venue, (iv) in the over-the-counter market, (v) block transactions, (vi) in privately negotiated transactions or (vii) through a combination of any such methods. We will pay the applicable Agent a commission equal to 3.0% of the gross sales price of the shares of our common stock sold through the Agents, as our sales agents. We will reimburse the Agents for certain specified expenses in connection with entering into the Equity Distribution Agreement.

None of the Agents are required to sell any specific number or dollar amount of shares of our Common Stock, but each has agreed, subject to the terms and conditions of the Equity Distribution Agreement, to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares of the Company’s Common Stock on the terms agreed upon by such Agent and the Company, provided that the number of common stock sold pursuant to the Equity Distribution Agreement will not (at any time) exceed the Company's available placement capacity under ASX Listing Rule 7.1. Any common stock to be sold in excess of the Company's available placement capacity under ASX Listing Rule 7.1 will be subject to, and conditional on, shareholder approval.

Under the terms of the Equity Distribution Agreement, we may also sell shares of our Common Stock to one or more of the Agents, as principal, at a price agreed upon at the time of sale. If we sell shares of our common stock to one or more of the Agents, as principal, we will enter into a separate written agreement with such Agent or Agents, as applicable, setting forth the terms of the transaction. In any such sale to an Agent or Agents as principal, we may agree to pay the applicable Agent or Agents a commission or underwriting discount that may exceed 3.0% of the gross sales price of our common stock sold to such Agent or Agents, as principal.

Any shares of our Common Stock offered and sold in the ATM Offering will be issued pursuant to the Company’s shelf Registration Statement on Form S-3, as amended (No. 333-276162), which was declared effective on February 27, 2024 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on March 28, 2024, which forms a part of the Registration Statement, and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement.

We did not sell any common stock nor receive any proceeds under the Equity Distribution Agreement during the three months ended March 31, 2024.

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, construction related costs necessary to complete the Small-Scale Facility, operating costs for the Small-Scale Facility, project related costs, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include repayment of outstanding borrowings and interest payment obligations under our Convertible Notes (which may be avoided to the extent the Notes are converted to shares of our common stock and/or interest is paid-in-kind) and future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” “Long-term Debt” and “Commitments and Contingencies” footnotes in the unaudited condensed consolidated financial statements for more information on certain of these expenditures and obligations.

Contractual Commitments and Contingencies

Purchase Obligations

We had purchase order commitments of $4.7 million for the construction works in progress, equipment, software, drilling and technical reports.

Critical Accounting Policies

A complete discussion of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2023. There have been no significant changes in our critical accounting policies during the nine months ended March 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. We are evaluating the impact that ASC 2023-09 will have on the consolidated financial statements and our plan for adoption, including the adoption date and transition method.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

Item 4. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in the evaluation for the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Note 12 - Commitments and Contingencies in the unaudited condensed consolidated financial statements of this Form 10-Q, as of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time become subject to various claims, legal proceedings, governmental inspections, audits, or investigations arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

In addition to the risk factors set out below and other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as amended, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, which could materially affect our business, financial condition, and future results. We provide below the material changes to our risk factors described in our Annual Report. The risks described below and those in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as amended, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are not the only risks that we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows or results of operations.

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, if at all, to be able to continue as a going concern and advance our Project.

There is substantial doubt regarding our ability to continue as a going concern. Our existence in our current form is dependent upon our ability to obtain additional capital. Our cash and cash equivalents as of the date of will not be sufficient for us to continue as a going concern or to fund our long-term operations. Raising funds in the current economic environment is challenging and financing may not be available in sufficient amounts or on acceptable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, or the securing of financing that investors consider to be unfavorable to us, may cause the market price of our shares to decline. The sale of additional equity or debt securities may dilute the ownership of existing shareholders. If we are not able to procure additional financing and our cash balance falls below $7.5 million on or after December 31, 2024 in contravention of the Amended and Restated Note Purchase Agreement, an event of default under the Amended and Restated Note Purchase Agreement would occur if not cured after 30 days.

We will need to obtain additional financing to continue as a going concern and to continue our ongoing development and proposed operations.

We have limited assets upon which to develop and commence our business operations and to rely otherwise. We will need to seek significant additional funds in the future through equity or debt financings, government funding or grants, private capital, royalty agreements or customer prepayments, or other strategic alliances with third parties, either alone or in combination to fund our business plan and to complete our mining exploration initiative. Our business plan, which includes the development of the Project, has required and will continue to require substantial capital expenditures. We will require financing to fund our engineering phases, development, construction, and initial commercial production activities and are required to raise additional capital in respect of continuing our proposed mining exploration program, pre-production activities, including the Small-Scale Facility, legal, operational set-up, general and administrative, marketing, employee salaries and other related expenses.

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

Depending on the type and the terms of any financing we pursue, shareholders’ rights and the value of their investment in our CHESS Depositary Interests (“CDIs”) and common stock could be reduced. Any additional equity financing will dilute stockholdings, and new or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of shareholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our CDIs and common stock, the market price of our CDIs and common stock could be negatively impacted. Any sale of securities will also need to comply with the applicable rules of the stock exchanges on which our securities are listed or quoted for trading. Further, strategic collaboration or royalty agreements may provide us with non-dilutive or minimally dilutive financing but adversely impact our future results of operations or capital resources. There is no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

We have invested and, subject to availability of adequate capital, plan to continue to invest significant amounts of capital in the Project on exploration and development activities, which involve many uncertainties and future operating risks that could prevent us from realizing profits on expected timeframes or at all.

Our business is capital intensive. Specifically, the exploration and recovery of boric acid and lithium, the mining costs, the maintenance of machinery and equipment, and the compliance with applicable laws and regulations, each require substantial capital expenditures. Subject to the availability of adequate capital, we plan to continue to invest significant capital over the next several years on the development of the Project to bring it into production and will have to continue to invest capital to maintain or increase the amount of mineral resources we hold and our rates of production once commercialization of the Project has occurred. Mining exploration is highly speculative in nature, involves many risks and is frequently unsuccessful. Development and production activities may involve many uncertainties and operating risks that could prevent us from realizing profits, putting pressure on our consolidated balance sheet and credit rating. Unforeseen issues, including increasing the required amount of capital expenditure necessary to bring the Project into production, the impact of volatile boric acid and its derivatives, lithium carbonate, hydrochloric acid (“HCl”), sulphate of potash (“SOP”) and gypsum prices, our ability to enter into supply contracts with buyers, and obstacles or complexities that could arise in the environmental or permitting process may cause us not to proceed with any one or a combination of these activities. Moreover, once mineralization is discovered, it may take a number of years from the initial phases of drilling before production is possible, during which time the economic feasibility of production may change. We previously targeted reaching initial commercial production in fiscal year 2026. Given the permitting hurdles and time to obtain final Environmental Protection Agency approval and resource constraints in fiscal year 2024, we are now targeting to reach initial commercial production in the second half of calendar year 2026 or first half of calendar year 2027. This target continues to be dependent on a number of factors and assumptions, including obtaining the requisite funding for, and the successful construction of, our proposed large-scale complex, in addition to obtaining and maintaining applicable permits, and there can be no assurance that we will be able to meet any such target on time, on budget, or at all due to many factors including our limited experience in successful construction of similar projects, the complexity of the project, supply chain issues, higher costs, construction delays, cost overruns, planned and unplanned shutdowns, turnarounds, outages and other delays and interruptions. If and when production begins, no assurance can be given that we will be able to maintain our production levels or generate sufficient cash flow, capitalize a sufficient amount of our net profit or have access to sufficient equity investments, bank loan or other debt financing alternatives to fund our capital expenditure at a level necessary to continue our exploration and exploitation activities. In addition, we cannot assure you that existing or future projects, if approved and executed, will be completed on schedule, within budget or achieve an adequate return on investment.

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

We initially issued $60.0 million of Convertible Notes in August 2022 under a convertible note purchase agreement which was subsequently amended and restated in January 2024 in connection with our previously announced out-of-court restructuring transactions. The Convertible Notes, as amended and restated, bear interest at a rate of 4.50% per annum, payable semi-annually, or 10.00% per annum if we elect to pay such interest through the delivery of additional Convertible Notes, and are convertible into up to 66,261,621 shares of our common stock at a conversion rate of 650.4065 shares of common stock per $1,000 principal amount of Convertible Notes (including accrued interest paid-in-kind) in accordance with the terms of the Amended and Restated Note Purchase Agreement. The Convertible Notes mature on August 15, 2028. Additionally, following certain corporate events that may occur prior to the maturity date, we will, in certain circumstances that include a change of control transaction or liquidation of our company or any failure of our common stock to be listed on Nasdaq or any other eligible exchange, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event. The Amended and Restated Note Purchase Agreement provides that, until we and the purchasers of the Convertible Notes agree to a final formula for such adjustments in accordance with the Amended and Restated Note Purchase Agreement, the maximum adjusted conversion rate following such a corporate event will be 754.4715 shares of common stock per $1,000 principal amount of Convertible Notes. The formula ultimately agreed upon by us and the purchasers may result in additional dilution to our stockholders if one of the specified corporate events should occur.

The holders of the notes have waived the minimum cash covenant through December 31, 2024, with a reduction in such covenant thereafter from $10 million to $7.5 million.

The Amended and Restated Note Purchase Agreement provides for standard and customary events of default, such as our failing to make timely payments and failing to timely comply with the reporting requirements of the Exchange Act. The Convertible Notes also contain customary affirmative and negative covenants, including limitations on incurring additional indebtedness or the creation of additional liens on our assets. In addition, if we experience a change of control, which as defined in the Amended and Restated Note Purchase Agreement includes the sale of all or substantially all of our assets, or our common stock ceasing to be listed on Nasdaq or any other eligible exchange, then the holders of the convertible notes can require us to repay the outstanding indebtedness in cash.

Our ability to remain in compliance with the covenants under the Convertible Notes depends on, among other things, our operating performance, competitive developments, financial market conditions, and stock exchange listing of our common stock, all of which are significantly affected by financial, business, economic, and other factors, many of which we are not able to control. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on the convertible notes or meet our other obligations under the Amended and Restated Note Purchase Agreement. Our level of indebtedness under the Amended and Restated Note Purchase Agreement could have other important consequences, including the following:

•
We may need to use a substantial portion of our cash flow from operations to pay interest and principal on the Convertible Notes, which would reduce funds available to us for other purposes such as working capital, capital expenditures, potential acquisitions, and other general corporate purposes;
•
We may be unable to refinance our indebtedness under the Amended and Restated Note Purchase Agreement or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;
•
We may be unable to comply with covenants in the Convertible Notes, which could result in an event of default that, if not cured or waived, may result in acceleration of the Convertible Notes and any additional Convertible Notes issued under the Amended and Restated Note Purchase Agreement. An event of default would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation;
•
Our ability to pay interest and repay principal in additional notes, if so elected by us, and conversion of the Convertible Notes and any additional Convertible Notes issued under the Amended and Restated Note Purchase Agreement (at the current conversion rate or any adjusted conversion rate) could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline; and
•
We may be more vulnerable to an economic downturn or recession and adverse developments in our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

Except as previously disclosed on Current Reports on Form 8-K filed with the SEC, there were no unregistered sales of equity securities for the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable as we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

Amendment to Amended and Restated Note Purchase Agreement

On April 28, 2024, the Company and the holders of the requisite amount of Convertible Notes entered an amendment to the Amended and Restated Note Purchase Agreement, pursuant to which the parties agreed that the waiver of the agreement’s minimum cash covenant would be extended from June 28, 2024 to December 31, 2024. From and after December 31, 2024, the Company will be required to maintain a minimum cash balance of at least $7.5 million or else an event of default will occur under the Amended and Restated Note Purchase Agreement.

Insider Trading Arrangements

During the three months ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

3.2	Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022).
10.1	Amended and Restated Note Purchase Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).
10.1(a)	Amendment No. 1 to the Amended and Restated Note Purchase Agreement, dated April 28, 2024.
10.2

Amended and Restated Investor and Registration Rights Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

10.3

Amended and Restated 5ECAP Subscription Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

10.4

Equity Distribution Agreement, dated March 28, 2024, by and among the Company, Canaccord Genuity LLC and D.A. Davidson & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.
(Registrant)

Date: April 29, 2024	By:	/s/ Paul Weibel
Paul Weibel
Chief Financial Officer (Principal Financial Officer)