Form 10-Q
period 2024-09-30
5E Advanced Materials, Inc.
filed 2024-11-13
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________

Commission File Number: 001-41279

5E ADVANCED MATERIALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3426517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9329 Mariposa Road, Suite 210 Hesperia, CA	92344
(Address of principal executive offices)	(Zip Code)

(442) 221-0225

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 12, 2024, there were 68,883,030 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

References herein to the “Company,” “we,” “our,” “us,” and "5E" refer to 5E Advanced Materials, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2024 and documents incorporated by reference herein (this “Form 10-Q) include statements that express our and our subsidiaries’ opinions, expectations, beliefs, plans, goals objectives, assumptions or projections regarding future events or future financial performance and results, financial condition, business strategy, including certain projections, milestones, targets, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “forecasts,” “budgets,” “targets,” “aims,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, and in each case including their negative or other variations of comparable terminology. However, not all forward-looking statements contain these identifying words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our ability to secure additional financing and continue as a going concern, our ability to operate the SSF and the Project (each as defined herein), and our ability to maintain a minimum cash balance under the Convertible Notes. Forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business.

The forward-looking statements in this Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including risks described under the heading “Item 1A. – Risk Factors” in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Other sections of this Quarterly Report on Form 10-Q include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference or incorporate by reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. You are advised, however, to consult any additional disclosures we make in our reports to the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in our latest Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and this Form 10-Q.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,851	$4,896
Prepaid expenses and other current assets	1,258	1,913
Total current assets	8,109	6,809
Mineral rights and properties, net	7,633	7,616
Construction in progress	849	608
Properties, plant and equipment, net	68,623	73,872
Reclamation bond deposit	311	311
Right of use asset	243	282
Other assets	6	6
Total assets	$85,774	$89,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,390	$9,567
Lease liabilities, current	121	141
Total current liabilities	7,511	9,708
Long-term debt, net	72,431	64,831
Convertible note derivative liabilities	2,771	3,315
Lease liabilities	130	149
Asset retirement obligations	837	795
Total liabilities	83,680	78,798

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 360,000 shares authorized; 68,883 and 63,318 shares outstanding September 30, 2024 and June 30, 2024, respectively	689	633
Additional paid-in capital	214,265	210,074
Retained earnings (accumulated deficit)	(212,860)	(200,001)
Total stockholders’ equity	2,094	10,706
Total liabilities and stockholders’ equity	$85,774	$89,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,
	2024	2023
Operating expenses:
Project expenses	$1,554	$1,583
Small-scale facility operating costs	1,587	—
General and administrative	4,798	6,038
Research and development	—	39
Depreciation and amortization expense	4,972	53
Total operating expenses	12,911	7,713
Income (loss) from operations	(12,911)	(7,713)

Non-operating income (expense):
Interest income	23	132
Other income	1	3
Derivative gain (loss)	2,187	—
Interest expense	(2,155)	(1,787)
Other expense	(4)	(5)
Total non-operating income (expense)	52	(1,657)

Income (loss) before income taxes	(12,859)	(9,370)

Income tax provision (benefit)	—	—
Net income (loss)	$(12,859)	$(9,370)

Net income (loss) per common share — basic and diluted	$(0.20)	$(0.21)
Weighted average common shares outstanding — basic and diluted	65,468	44,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(12,859)	$(9,370)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,972	53
Share based compensation	1,350	599
Unrealized (gain) loss on convertible note derivatives	(2,187)	—
Accretion of asset retirement obligations	19	17
Amortization of debt issuance costs and discount — convertible notes	324	1,452
Amortization of right of use asset	39	40
Change in:
Prepaid expenses and other current assets	655	535
Accounts payable and accrued liabilities	1,312	(212)
Net cash used in operating activities	(6,375)	(6,886)

Cash Flows From Investing Activities:
Construction in progress	(475)	(1,580)
Properties, plant and equipment additions	(11)	(51)
Refund on previously acquired equipment	86	—
Net cash used in investing activities	(400)	(1,631)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of offering costs	3,144	—
Proceeds from issuance of convertible notes	6,000	—
Debt issuance costs	(282)	—
Payments on note payable	(10)	(10)
Taxes withheld for equity award vesting	(122)	—
Net cash provided by (used for) financing activities	8,730	(10)

Net increase (decrease) in cash and cash equivalents	1,955	(8,527)
Cash and cash equivalents at beginning of period	4,896	20,323
Cash and cash equivalents at end of period	$6,851	$11,796

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	1	18

Noncash Investing and Financing Activities:
Accounts payable and accrued liabilities change related to capital additions	(442)	2,364
Accounts payable and accrued liabilities change related to equity issuance costs	121	—
Accounts payable and accrued liabilities change related to debt issuance costs	(85)	—
Interest paid through issuance of additional convertible notes (Note 7)	3,126	1,851
Increase in asset retirement costs	23	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	44,187	$441	$191,113	$(137,988)	$53,566
Vesting of restricted share units	50	1	(32)	—	(31)
Share based compensation expense	—	—	599	—	599
Net income (loss)	—	—	—	(9,370)	(9,370)
Balance at September 30, 2023	44,237	$442	$191,680	$(147,358)	$44,764

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	63,318	$633	$210,074	$(200,001)	$10,706
Issuance of Common Stock, net of offering costs	5,333	53	1,469	—	1,522
Issuance of Warrants, net of offering costs	—	—	1,502	—	1,502
Vesting of restricted share units	232	3	(130)	—	(127)
Share based compensation expense	—	—	1,350	—	1,350
Net income (loss)	—	—	—	(12,859)	(12,859)
Balance at September 30, 2024	68,883	$689	$214,265	$(212,860)	$2,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2024. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2024, results of operations for the three months ended September 30, 2024 and 2023 and cash flows for the three months ended September 30, 2024 and 2023 have been included. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2025.

Effective April 1, 2024, we placed our Small-Scale Facility (the “SSF”) into full commercial operation, and accordingly all direct operating costs associated with the SSF, including raw materials, labor and maintenance, have been separately classified as Small-scale operating costs within our condensed consolidated statements of operations after such date. Prior to April 1, 2024, these direct costs have not been reclassified and remain as either Project expenses or General and administrative costs, as appropriate.

Basis of Consolidation

The unaudited condensed consolidated financial statements comprise the financial statements of 5E Advanced Materials, Inc. and its wholly owned subsidiaries, American Pacific Borates Pty Ltd. and 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation, (“5EBA”)), (collectively, “we,” “our,” or the “Company”). The Company holds 100% of the rights through ownership in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California, through its ownership of 5EBA. In preparing the condensed consolidated financial statements, all intercompany balances and transactions, income and expenses and profit and losses resulting from intra-company transactions have been eliminated.

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

Although the August 2024 Equity Offering (as further described and defined in Note 10–Equity) provided net cash proceeds of approximately $3.0 million (inclusive of amounts payable and accrued for third-party expenses as of September 30, 2024), and our issuance of the September 2024 Notes (as further described and defined in Note 7–Debt) provided net cash proceeds of approximately $5.5 million (inclusive of amounts payable and accrued for third-party expenses as of September 30, 2024), each of which improved the Company’s cash position, and while the Company continues to operate under a business plan that includes reductions in certain spending, management anticipates the need for additional financing within the next twelve months to maintain a cash balance in excess of the $7.5 million minimum cash covenant which goes into effect December 31, 2024 (as discussed in Note 7–Debt). If the Company is not able to secure additional financing and the Company’s cash balance falls below $7.5 million after such date, an event of default under the amended and restated note purchase agreement, entered into on September 16, 2024 (as further described in Note 7–Debt) would occur if not cured after 30 days. An event of default would cause the Company’s senior secured Convertible Notes (as further described and defined in Note 7–Debt) balance outstanding to become immediately due and payable, for which the Company would not have the resources to repay without additional financing. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these condensed consolidated financial statements. Therefore, there exists substantial doubt regarding the Company's ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, the Convertible Notes (as further described and defined in Note 7–Debt), vehicle notes, and accounts payable and accrued liabilities. Management believes the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these instruments, due to their short-term nature, with the exception of the Convertible Notes and vehicle notes, approximate their carrying value. See Note 7–Debt for fair value information related to the Convertible Notes.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 is intended to enhances reportable segment disclosure requirements, including significant segment expenses and interim disclosures. The guidance allows for disclosure of multiple measures of a segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by ASU 2023-07 and all existing disclosures required by the existing segment disclosure guidance. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments are to be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-07 will have on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures, including the adoption date and transition method.

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following at the end of each period presented.

	September 30,	June 30,
	2024	2024
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $49 and $44 as of September 30, 2024 and June 30, 2024, respectively(1)	353	336
Mineral rights and properties, net	$7,633	$7,616
(1)
Represents the carrying value of capitalized costs associated with asset retirement obligations, as discussed in Note 5–Asset Retirement Obligations.

3. Construction in Progress

Construction in progress consisted of the following at the end of each period presented.

	September 30,	June 30,
	2024	2024
	(in thousands)
Engineering services	$820	$608
Capitalized interest	29	—
Total construction in progress	$849	$608

4. Properties, Plant and Equipment, Net

Properties, plant and equipment, net consisted of the following at the end of each period presented.

	Depreciation	Estimated useful	September 30,	June 30,
Asset category	method	life (in years)	2024	2024
			(in thousands)
Land	N/A	—	$1,533	$1,533
Small-scale facility — Plant	Straight-line	3.75	69,326	69,619
Injection and recovery wells	Straight-line	5	6,134	6,134
Buildings	Straight-line	7-15	979	979
Vehicles	Straight-line	3-5	345	345
Other plant and equipment	Straight-line	5-10	740	729
			79,057	79,339
Less accumulated depreciation			(10,434)	(5,467)
Properties, plant and equipment, net			$68,623	$73,872

The Company recognized depreciation expense of $5.0 million and $47 thousand for the three months ended September 30, 2024 and 2023, respectively.

5. Asset Retirement Obligations

The change in the Company’s asset retirement obligations during the period presented and the balance of its accrued reclamation liabilities at the end of the period are set forth below.

Three months ended
September 30, 2024
(in thousands)
Asset retirement obligation — beginning of period	$795
Obligation incurred during the period	23
Revisions to previous estimates	—
Accretion	19
Asset retirement obligation — end of period	$837

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	September 30,	June 30,
	2024	2024
	(in thousands)
Accounts payable - trade(1)	$1,481	$854
Accrued expenses	1,258	603
Accrued capital expenditures	2,944	3,309
Accrued payroll	702	2,263
Accrued interest	963	2,496
Current portion of debt	42	42
Accounts payable and accrued liabilities	$7,390	$9,567
(1)
Includes $129 thousand and $235 thousand related to capital expenditures as of September 30, 2024 and June 30, 2024, respectively.

7. Debt

Long Term Debt

Long-term debt consisted of the following at the end of each period presented.

	September 30,	June 30,
	2024	2024
	(in thousands)
August 2022 Notes	$68,955	$65,671
June 2024 Notes	6,108	6,000
September 2024 Notes	6,000	—
Vehicle notes payable	98	108
Total debt	81,161	71,779
Current portion of debt	42	42
Long-term debt	81,119	71,737
Unamortized convertible note discount	(5,525)	(4,035)
Unamortized debt issuance costs	(3,163)	(2,871)
Long-term debt, net	$72,431	$64,831

As further discussed below, on September 16, 2024, the Company issued an additional $6.0 million aggregate principal amount of September 2024 Notes. Additionally, on August 15, 2024, the Company elected to issue additional notes as payment for $3.4 million of interest accrued during the period from February 16, 2024 through August 15, 2024.

Interest expense consisted of the following for each period presented.

	Three months ended September 30,
	2024	2023
	(in thousands)
Convertible Notes interest	$1,859	$940
Vehicle notes payable interest	1	1
Amortization of debt issuance costs and discount — Convertible Notes	324	1,452
Other interest	—	18
Gross interest expense	2,184	2,411
Less: amount capitalized to construction in progress	29	624
Interest expense, net of amounts capitalized	$2,155	$1,787

Effective interest rate — Convertible Notes (1)	12.7%	23.2%
(1)
The effective interest rate represents a weighted-average interest rate applicable for the respective period. Interest expense utilized in the calculation is based upon the gross interest expense in the table above, and the principal balance utilized in the calculation is based on the ending net long-term debt applicable to each interest period inclusive of unamortized debt issuance costs and discount, changes in the principal balance resulting from the issuance of new Convertible Notes, interest paid-in-kind and any adjustments resulting from the Amended and Restated Note Purchase Agreement.

Convertible Notes

On August 11, 2022, the Company executed a $60 million private placement of senior secured convertible notes (the “August 2022 Notes”) with Bluescape Special Situations IV (“Bluescape”). On January 18, 2024, the Company entered into an amended and restated note purchase agreement (the “January 2024 Amended and Restated Note Purchase Agreement”) which modified certain terms of the August 2022 Notes, including to extend the maturity date of the August 2022 Notes to August 15, 2028.

On May 28, 2024, the Company entered into a second amendment (“Amendment No. 2”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the August 2022 Notes, as amended, in an aggregate principal amount of $6.0 million (the “June 2024 Notes”) to Bluescape and Ascend Global Investment Fund SPC for and on behalf of Strategic SP (“Ascend”), and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 2 (the “May 2024 Amended and Restated Note Purchase Agreement”).

On September 16, 2024, the Company entered into a third amendment (“Amendment No. 3”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the June 2024 Notes, in an aggregate principal amount of $6.0 million (the “September 2024 Notes” and, together with the August 2022 Notes and the June 2024 Notes, the “Convertible Notes”) to Bluescape and Ascend, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 3 (the “September 2024 Amended and Restated Note Purchase Agreement” and collectively with the January 2024 Amended and Restated Note Purchase Agreement and the May 2024 Amended and Restated Note Purchase Agreement, the “Amended and Restated Note Purchase Agreement”). As part of the January 2024, May 2024 and September 2024 Amended and Restated Note Purchase Agreements, the Company incurred approximately $2.6 million, $541 thousand and $454 thousand of debt issuance costs.

At the Company’s election, the Convertible Notes bear interest at an annual rate of 4.50% if paid in cash, and 10.00% if paid through the issuance of additional notes. Interest is paid semi-annually on February 15 and August 15 of each year. The Convertible Notes contain a financial covenant requiring the Company to maintain a cash balance of at least $7.5 million after December 31, 2024.

The Convertible Notes are secured by substantially all of the Company’s assets.

Convertible Notes - Conversion Terms

The Convertible Notes, including accrued interest paid-in-kind, may be converted into shares of the Company’s common stock, par value $0.01 (the “Common Stock”) at any time before the Convertible Notes mature. The August 2022 Notes are convertible into the Company’s Common Stock based upon a conversion rate of 650.4065 shares of Common Stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate), representing a conversion price of approximately $1.5375 per share. The June 2024 Notes are convertible into the Company’s Common Stock based upon a Conversion Rate of 692.7990, representing a conversion price of approximately $1.4434 per share. The September 2024 Notes are convertible into the Company’s Common Stock based upon a Conversion Rate of 1,066.6667 shares of Common Stock per $1,000 principal amount of September 2024 Notes, representing a conversion price of approximately $0.9375 per share. In addition, the Amended and Restated Note Purchase Agreement provides for certain adjustments to the Conversion Rate to increase the number of shares of Common Stock issuable upon conversion of the Convertible Notes (the “Additional Shares”) in the event of certain change of control transactions or other events specified in the Amended and Restated Note Purchase Agreement (a “Make-Whole Fundamental Change”). Accordingly, the Conversion Rate will increase by up to 325.2033, 346.3996 and 444.4445 Additional Shares per $1,000 principal amount of August 2022 Notes, June 2024 Notes and September 2024 Notes, respectively, based on the timing of a Make-Whole Fundamental Change and the trading price of the Common Stock at such time or the cash received by holders of the Common Stock in connection with such Make-Whole Fundamental Change.

The Conversion Rate applicable to the June 2024 Notes and September 2024 Notes is subject to adjustment if, after the issuance date of the respective Convertible Notes and on or prior to December 31, 2024, the Company sells Common Stock or any other equity-linked securities in one or more transactions at an effective price per share that is less than the respective conversion price then in effect, subject to certain exemptions (a “Degressive Issuance”). In the event of a Degressive Issuance, the Conversion Rate applicable to the June 2024 Notes and September 2024 Notes will be adjusted based on the weighted average issuance price of the securities sold in such Degressive Issuance, as set forth in the Amended and Restated Note Purchase Agreement. Pursuant to the terms of the Amended and Restated Note Purchase Agreement, the Company will not be permitted to effect any Degressive Issuance that would result in an adjustment to the Conversion Rate that requires the approval of the Company’s stockholders pursuant to the listing standards of The Nasdaq Global Select Market, unless the Company has obtained such stockholder approval before such Degressive Issuance.

As part of the August 2024 Equity Offering (as further described and defined in Note 10–Equity), the Degressive Issuance provision applicable to the June 2024 Notes resulted in an adjustment to the Conversion Rate applicable only to the June 2024 Notes from

650.4065 to 692.7990, and a corresponding increase in the Conversion Rate in the event of a Make-Whole Fundamental Change from 325.2033 to 346.3996.

The September 2024 Amended and Restated Note Purchase Agreement also requires the Company to maintain the effectiveness of registration statements filed with the SEC relating to shares of the Company’s Common Stock which may be received by the holders of the Convertible Notes if such Convertible Notes are converted into Common Stock. If the Company fails to maintain the effectiveness of such registration statements through the period in which the Convertible Notes may be converted, the interest rate applicable to the Convertible Notes may be increased by 0.5% per annum for each 90-day period where such registration statements are not effective, up to a maximum of 2.0% per annum.

Convertible Notes - Derivatives

The terms of the Amended and Restated Note Purchase Agreement permits a change to the Conversion Rates applicable to the June 2024 Notes and September 2024 Notes upon a Digressive Issuance by the Company on or before December 31, 2024. As a result, these conversion features were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative,” respectively, and together, the “Convertible Note Derivatives”). The June 2024 Notes were initially recorded at their face amount of $6 million less debt issuance costs of $541 thousand and the fair value of the June 2024 Convertible Note Derivative, which was determined to be $4.1 million. Similarly, the September 2024 Notes were initially recorded at their face amount of $6 million less debt issuance costs of $454 thousand and the fair value of the September 2024 Convertible Note Derivative, which was determined to be $1.6 million.

The provisions that result in separate accounting for the Convertible Note Derivatives will expire on December 31, 2024, and accordingly, the fair value of the Convertible Note Derivatives, if any, on such date will be transferred to additional paid-in capital. Refer to Note 8–Convertible Note Derivatives and the discussion immediately below for additional details regarding the fair values of the Convertible Note Derivatives.

Convertible Notes - Fair Value

Fair value and carrying value information for the Convertible Notes at each period end follows.

		Unamortized Debt	Net Liability
	Principal	Discount and	Carrying	Fair Value
	Amount	Issuance Costs	Amount	Amount		Leveling
	(in thousands)
As of September 30, 2024
August 2022 Notes, due Aug. 15, 2028	$68,955	$(2,197)	$66,758	$47,532		Level 2
June 2024 Notes, due Aug. 15, 2028	6,108	(4,414)	1,694	2,413	(1)	Level 2
September 2024 Notes, due Aug. 15, 2028	6,000	(2,077)	3,923	3,615	(1)	Level 2
	$81,063	$(8,688)	$72,375	$53,560

As of June 30, 2024
August 2022 Notes, due Aug. 15, 2028	$65,671	$(2,336)	$63,335	$63,289		Level 2
June 2024 Notes, due Aug. 15, 2028	6,000	(4,570)	1,430	1,942	(1)	Level 2
	$71,671	$(6,906)	$64,765	$65,231
(1)
The reported fair value of the convertible note relates only to the debt component of such security and excludes the fair value associated with the related convertible note derivative that has been bifurcated and accounted for separately. Refer to Note 8–Convertible Note Derivatives for fair value information related to the Convertible Note Derivatives.

The valuation model for the Convertible Notes and related Convertible Note Derivatives require the input of subjective assumptions including expected share price volatility, risk-free interest rate and debt rate. Changes in the input assumptions as well as the Company's underlying share price can materially affect the fair value estimates. Changes in the reported fair value of the Convertible Notes between periods are not recognized in net income and therefore have no effect on reported net income (loss).

The significant assumptions used in the fair value model for the Convertible Notes and related Convertible Note Derivatives include the following, with changes in volatility, debt rate and stock price having the most significant impact on the related fair values.

			Sep. 16, 2024
	Sep. 30, 2024		(Sep. 2024 Notes)	Jun. 30, 2024
Risk-free interest rate	3.6%		3.4%	4.5%
Volatility	65.0%		60.0%	50.0%
Debt rate	22.6% - 33.6%	(1)	23.7%	28.7% - 36.7%	(2)
Stock price per share	$0.54		$0.50	$1.21
(1)
Debt rates of 25.5%, 33.6% and 22.6% were utilized in the valuation of the August 2022 Notes, June 2024 Notes and September 2024 Notes, respectively.

(2)
Debt rates of 28.7% and 36.7% were utilized in the valuation of the August 2022 Notes and June 2024 Notes, respectively.

8. Convertible Note Derivatives

The June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative, each which relate to the June 2024 Notes and September 2024 Notes, respectively, described above in Note 7–Debt, were valued upon initial recognition and at each reporting period at fair value using a with-and-without methodology utilizing a binomial lattice model (a model which utilizes Level 3 fair value inputs). Refer to Convertible Notes–Fair Value in Note 7–Debt for a table of certain inputs utilized in the valuation of the Convertible Notes and related Convertible Note Derivatives on certain dates. Changes in the fair value were recognized in Derivative gain (loss) in the statement of operations, but had no related impact on the Company’s cash position or cash flows. The provision that results in separate accounting for the June 2024 Convertible Note Derivative began June 11, 2024 in connection with the issuance of the June 2024 Notes, and on September 16, 2024 for the September 2024 Convertible Note Derivative in connection with the issuance of the September 2024 Notes. Each of these provisions will expire on December 31, 2024, and accordingly, the fair value of the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative, if any, will be transferred to additional paid-in capital at that time.

The components of changes to the fair value of the Convertible Note Derivatives for the periods presented are summarized below.

Derivative
(Asset)/Liability
(in thousands)
Convertible note derivatives (asset) liability — June 30, 2024	$3,315
Additions, at fair value, September 16, 2024	1,643
Fair value adjustments (gain) loss, net	(2,187)
Convertible note derivatives (asset) liability — September 30, 2024	$2,771

9. Financial Instruments and Fair Value Measurements

At September 30, 2024, cash equivalents as well as trade and other payables approximate their fair value due to their short-term nature. Our financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1, the Convertible Notes which are classified as Level 2, and the Convertible Note Derivatives which were classified as Level 3. The reconciliation of changes in the fair value of the Convertible Note Derivative can be found in Note 8–Convertible Note Derivatives.

10. Equity

The Company is authorized to issue up to 360,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value, $0.01 per share. The Company has no outstanding shares of preferred stock.

On August 27, 2024, the Company completed an offering (the “August 2024 Equity Offering”) of (i) 5,333,333 shares (the “Shares”) of Common Stock, (ii) Series A warrants to purchase up to an aggregate of up to 5,333,333 shares of Common Stock (the “Series A Warrants”) and (iii) Series B warrants to purchase an aggregate of 5,333,333 shares of Common Stock (the “Series B Warrants”, and collectively with the Series A Warrants, the “Warrants”). The Shares and Warrants were offered and sold on a combined basis for consideration equating to $0.75 for one Share and two Warrants. The exercise price for each of the Warrants is $0.7981 per share. This transaction resulted in net proceeds to the Company of approximately $3.0 million after deducting the placement agent’s fees and other offering expenses (inclusive of amounts payable and accrued as of September 30, 2024). The aggregate net proceeds and issuance costs associated with the August 2024 Equity Offering were allocated to the Shares and Warrants based upon the relative fair value of such items on the offering date.

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

During the three months ended September 30, 2024 and 2023, the Company issued approximately 231 thousand and 50 thousand shares of its Common Stock upon the vesting of equity awards. The vesting did not result in any cash proceeds to the Company.

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

The Company did not sell any shares of Common Stock nor receive any proceeds under the Equity Distribution Agreement during the three months ended September 30, 2024. As a result of the August 2024 Equity Offering we are precluded from utilizing the ATM Program for one year following the closing of the offering, and as a result approximately $410 thousand of costs previously capitalized for the ATM Program were written-off to General and administrative expense during the three months ended September 30, 2024.

11. Share Based Compensation

Share based compensation expense is included in general and administrative expense and represents costs associated with restricted share unit (“RSU”), director restricted share unit (“DSU”) and performance share unit (“PSU”) activity and options. Share based compensation expense consisted of the following for the periods presented.

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Share based compensation expense — service based
Employee share option plan	$100	$96
2022 Equity Compensation Plan — Options	21	133
2022 Equity Compensation Plan — PSUs	(9)	48
2022 Equity Compensation Plan — RSU and DSUs	1,238	322
Total share based compensation expense	$1,350	$599

As of September 30, 2024, the Company had approximately $774 thousand of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that is expected to be recognized over a weighted average period of approximately 1.4 years.

Stock Options

Option grants are made under the 2022 Equity Compensation Plan and vest ratably over the vesting period which is generally three years or less. The significant assumptions used to estimate the fair value of stock option awards granted during the three months ended September 30, 2024 and 2023, using a Black-Scholes option valuation model are as follows.

	Three months ended September 30,
	2024	2023
Exercise price	$1.27	$7.73
Share price	$0.51	$2.46
Volatility	99%	99%
Expected term in years	2.9	9.6
Risk-free interest rate	3.4%	4.3%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Three months ended September 30,
	2024		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	4,001	$9.33	4,187	$10.91
Granted	301	1.27	300	7.73
Exercised	—	—	—	—
Expired/forfeited	(1,660)	5.26	(278)	25.49
Outstanding at end of the period	2,642	10.97	4,209	9.71

Vested at the end of the period	2,000	13.58	3,356	9.83
Unvested at the end of the period	642	$2.85	853	$9.25

The weighted average remaining life of vested options at September 30, 2024 and 2023 was approximately 2.3 years and 1.2 years, respectively. As of September 30, 2024 and 2023, the maximum expiration date for vested options was approximately 8.6 and 2.0 years, respectively.

As of September 30, 2024, there was approximately $298 thousand of unrecognized compensation cost related to 642 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.5 years. As of September 30, 2024 and 2023, the maximum expiration date for unvested options was approximately 2.8 and 9.6 years, respectively.

The following table summarizes the activity for unvested options for each of the periods presented.

	Three months ended September 30,
	2024		2023
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	341	$1.79	838	$6.42
Granted	301	0.22	300	2.08
Vested	—	—	(7)	6.85
Expired/forfeited	—	—	(278)	10.48
Unvested at end of the period	642	$1.05	853	$3.57

As of September 30, 2024 and 2023, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company's stock price on such dates. There were no options exercised during the three months ended September 30, 2024 and 2023.

Full Value Awards (Restricted Share Units, Director Share Units and Performance Share Units)

The following table summarizes RSU, DSU and PSU activity for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2024	367.8	$2.56	94.4		$5.73	462.2
Granted	353.0	0.52	455.3	(1)	0.51	808.3
Vested	(323.5)	1.95	—		—	(323.5)
Forfeited	—	—	(22.9)		2.46	(22.9)
Non-vested shares/units outstanding at September 30, 2024	397.3	$1.25	526.8		$1.36	924.1

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2023	209.8	$6.78	139.1		$7.20	348.9
Granted	186.6	2.46	121.6	(2)	2.46	308.2
Vested	(77.1)	6.31	—		—	(77.1)
Forfeited	(4.5)	14.49	(4.5)		14.49	(9.0)
Non-vested shares/units outstanding at September 30, 2023	314.8	$4.23	256.2		$4.82	571.0
(1)
During the three months ended September 30, 2024, approximately 455.3 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%, 3) achievement of an enterprise value in excess of $200 million, and 4) achievement of an enterprise value in excess of $300 million. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.
(2)
During the three months ended September 30, 2023, approximately 121.6 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) the budget for the large-scale commercial facility remaining within a range of $342-418 million; and 3) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

During the three months ended September 30, 2024, the vesting of approximately 32 thousand RSUs was accelerated, and approximately 23 thousand PSUs were forfeited in accordance with the terms of a severance agreement with an employee. This resulted in approximately $915 thousand of incremental share based compensation expense recognized during the quarter.

12. Earnings (Loss) Per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if DSUs, RSUs, PSUs, stock options and convertible securities such as the Convertible Notes (excluding any Additional Shares since the probability of a Make-Whole Fundamental Change cannot be predicted) and Warrants were exercised or converted into common stock at the end of the respective period. Diluted loss per share equals basic loss per share for the three months ended September 30, 2024 and 2023 as the effect of including dilutive securities in the calculation would be anti-dilutive.

For the three months ended September 30, 2024 and 2023, the following effects are excluded from the computation of dilutive loss per share as such effects would have an anti-dilutive effect.

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Interest expense on Convertible Notes	$2,184	$2,393
Derivative gain (loss) — Convertible Note Derivatives	$2,187	$—
Additional shares assuming conversion of Convertible Notes	55,480	3,611
Additional shares assuming exercise of Warrants	10,667	—
Stock options and unvested restricted stock units and performance share units	3,566	4,780

13. Commitments and Contingencies

Purchase Obligations

As of September 30, 2024, the Company had purchase order commitments of approximately $4.3 million primarily for engineering services for our proposed commercial-scale facility, drilling services related to wellfield development, raw materials for the operation of our SSF and other services.

Litigation

On July 17, 2023, the Company filed a complaint (the “Complaint”) against a previous construction contractor in the United States District Court for the Central District of California, Eastern Division, alleging, among other things, numerous breaches by the contractor of its contractual obligations to 5EBA under the Procurement and Construction Contract, effective April 26, 2022, by and between 5EBA and the contractor, relating to the construction of the SSF in California (the “Contract”). On August 10, 2023, the contractor filed an answer to the Complaint as well as a counterclaim for, among other things, alleged breaches by 5EBA of its contractual obligations to the contractor under the Contract and has requested relief in the approximate amount of $5.5 million. The Company plans on filing a response disputing the counterclaims asserted by the contractor and reaffirming the grounds for recovery raised in the Complaint. Discovery has begun and is ongoing. An estimate of reasonably possible losses, if any, cannot be made at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the three months ended September 30, 2024 and 2023. This MD&A should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements, the accompanying notes thereto and other financial information included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, filed with the SEC on September 9, 2024 (the “Annual Report”). Except for historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described elsewhere in this Form 10-Q under “Item 1A. Risk Factors” and elsewhere in our Annual Report filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.” References within this MD&A to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.

Overview

5E Advanced Materials, Inc. is focused on becoming a vertically integrated global leader and supplier of specialty boron and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. We hold 100% of the rights through ownership in the 5E Boron Americas (Fort Cady) Complex (the “Project”) through our wholly owned subsidiary 5E Boron Americas LLC. Our Project is underpinned by a mineral resource that includes boron and lithium, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. Our vision is to safely process boric acid and lithium carbonate through sustainable best practices to enable decarbonization, food security and domestic supply surety.

Recent Developments

Commercial Team Strategic Hires

During October 2024, we hired Mark Zamek as our Vice President of Commercial Products, and Kenneth Hoo as our Vice President of Commercial Products - APAC. Mr. Zamek has over 20 years of direct industry experience, having held various senior roles across sales and marketing functions at the largest global borate producers. Most recently, Mr. Zamek served as a consultant for Eti Maden, where he advised the U.S.-focused boron operations on commercial strategy and market expansion initiatives. Prior to that, Mr. Zamek served in numerous strategic sales and marketing roles for over twenty years with Rio Tinto’s U.S. Borax, most recently as Key Global Accounts Manager where he was responsible for managing the company’s largest global borates contract.

Mr. Hoo has over 17 years of borates industry experience, having held several roles in a sales capacity at the largest global borate producers, as well as consumers. Most recently, Mr. Hoo served as a Sales Manager at Rio Tinto Group, where he specialized in a variety of products, notably borates. Prior to that, Mr. Hoo served in numerous strategic sales roles at borate producers where he accumulated APAC supply chain and logistics expertise while focusing on developing commercial relationships in the Asian market.

We believe that the addition of Mr. Zamek and Mr. Hoo to our leadership team will progress our vision of becoming a leading global supplier of boric acid and boron specialty materials.

Highlights for the Three Months ended September 30, 2024

Operational Highlights

Operational Update

As of September 30, 2024, production rates at our Small-Scale Facility (the “SSF”) have steadied and, as of the date of this Quarterly Report, we are maintaining production of boric acid at one short ton per day with continuous improvement in production rates and product specification at the facility. Our operations team has successfully programmed crystallization to operate in automatic mode such that distillation occurs based on feed concentration, improving both boric acid consistency and quality. Recently, the SSF’s belt filter spray nozzle systems were optimized to maintain sulfur content below 100 ppm, which is lower than levels specified by customers in our qualification program.

As of the date of this Quarterly Report, we have begun to remove metal salts as calcium levels and metal salts have lagged boric acid leach rates. Calcium content as of October 2024 has increased to greater than 20,000 ppm, necessitating the production of a calcium-based by-product. As we assess commercial scale engineering, the anticipated recovery solution after removal of calcium is expected to reinforce our confidence levels of solution feed profiles that inform raw material utilizations that drive operating expenses, which we believe will enable us to have a more refined view of our future capital needs and operating expense profile. We continue to evaluate calcium chloride as a potential byproduct and have tested and produced samples of a 38% calcium chloride solution that we believe are representative of what could be produced on a commercial scale.

We anticipate maintaining boric acid production rates of one short ton per day for the foreseeable future while the SSF continues to provide the necessary data to inform and refine the design of our commercial-scale facility, explore ways to optimize our wellfield design and related capital costs, and progress our customer qualification program.

Financing Highlights

August 2024 Equity Offering

On August 27, 2024, we completed an offering (the “August 2024 Equity Offering”) of (i) 5,333,333 shares (the “Shares”) of our common stock, par value $0.01 per share (“Common Stock”), (ii) Series A warrants to purchase up to an aggregate of up to 5,333,333 shares of Common Stock (the “Series A Warrants”) and (iii) Series B warrants to purchase an aggregate of 5,333,333 shares of Common Stock (the “Series B Warrants”, and collectively with the Series A Warrants, the “Warrants”). The Shares and Warrants were offered and sold on a combined basis for consideration equating to $0.75 for one Share and two Warrants. The exercise price for each of the Warrants is $0.7981 per share.

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

In connection with the August 2024 Equity Offering, we agreed not to issue any shares of Common Stock (or securities exercisable or exchangeable for Common Stock) for a period of 90 days following the closing of the offering, or to enter into any “variable rate transactions” for one year following the closing of the offering.

The net proceeds to us for the August 2024 Equity Offering were approximately $3.0 million after deducting the placement agent’s fees and other offering expenses payable by us (inclusive of amounts payable and accrued as of September 30, 2024).

September 2024 Notes Offering

On September 16, 2024, pursuant to an amended and restated note purchase agreement (the “September 2024 Amended and Restated Note Purchase Agreement”), we issued and sold new senior secured convertible notes in an aggregate principal amount of $6.0 million (the “September 2024 Notes”), comprised of $3.0 million of September 2024 Notes to Bluescape Special Situations IV (“Bluescape”), and $1.5 million of September 2024 Notes to each of Ascend Global Investment Fund SPC for and on behalf of Strategic SP (“Ascend”) and Meridian Investments Corporation (“Meridian”). The net proceeds to us for the September 2024 Notes Offering were approximately $5.5 million after deducting issuance costs and fees payable by us (inclusive of amounts payable and accrued for third-party expenses as of September 30, 2024). For additional information, see “Note 7–Debt” to the unaudited condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q.

EXIM Bank Letter of Interest

In September 2024, we received a non-binding Letter of Interest (“LOI”) from the Export-Import Bank of the United States (“EXIM”). The LOI outlines the potential for the creation of a debt facility of up to $285 million, which would be utilized for commercial-scale development and construction of 5E’s Boron Americas Complex. The potential debt funding package would carry a repayment tenor of up to 15 years under EXIM’s Make More in America Initiative, a part of a whole-of-government effort to strengthen America’s supply chains, support American jobs and boost America’s ability to compete with countries like China, especially in sectors critical to national security. We believe the LOI demonstrates a growing awareness and commitment by the U.S. government to securing an integrated boron supply chain.

We expect to submit a formal application to EXIM in calendar year 2025, at which point we expect EXIM would begin the necessary due diligence to determine if a final commitment may be issued. A final commitment, if any, must comply with EXIM’s policies and eligibility requirements, and will depend on meeting EXIM's underwriting criteria, authorization process, finalization and satisfaction of terms and conditions. The LOI does not represent a funding commitment nor an indication of financing or project viability and there is no guarantee that we will secure the EXIM funding commitment.

Financing Transactions — Liquidity Considerations

Although the August 2024 Equity Offering and issuance of September 2024 Notes improved our cash position by providing an aggregate of approximately $8.6 million of net proceeds after issuance costs and fees to the Company (inclusive of amounts payable and accrued as of September 30, 2024), and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing in order to continue as a going concern and maintain a cash balance in excess of the $7.5 million minimum cash covenant contained in the September 2024 Amended and Restated Note Purchase Agreement (as discussed in Note 7–Debt to the unaudited condensed consolidated financial statements). An event of default under the September 2024 Amended and Restated Note Purchase Agreement would cause all of our Convertible Notes to become immediately due and payable, for which we would not have the resources to repay without additional financing. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of the unaudited condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the "Going Concern" discussion within Note 1–Basis of Financial Statement Presentation of the unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below for more information.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
COSTS AND EXPENSES
Project expenses	$1,554	$1,583	$(29)	-2%
Small-scale facility operating costs	1,587	—	1,587	N/A
General and administrative	4,798	6,038	(1,240)	-21%
Research and development	—	39	(39)	-100%
Depreciation and amortization expense	4,972	53	4,919	*
Total costs and expenses	12,911	7,713	5,198	67%
LOSS FROM OPERATIONS	(12,911)	(7,713)	(5,198)	67%
NON-OPERATING INCOME (EXPENSE)
Interest income	23	132	(109)	-83%
Other income	1	3	(2)	-67%
Derivative gain (loss)	2,187	—	2,187	N/A
Interest expense	(2,155)	(1,787)	(368)	21%
Other expense	(4)	(5)	1	-20%
Total non-operating income (expense)	52	(1,657)	1,709	-103%
NET INCOME (LOSS)	$(12,859)	$(9,370)	$(3,489)	37%

* Represents a percentage change greater than +/- 300%

Comparison of the three months ended September 30, 2024 and 2023

Project expenses

Project expenses include drilling, plug and abandonment, site-preparation, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our Project. Prior to April 1, 2024, Project expenses also included non-labor related costs incurred to prepare for the operation of the SSF, as these costs were incurred prior to the SSF being placed into operation. For the three months ended September 30, 2024, project expenses decreased $29 thousand, or 2%, versus the comparable period in the prior year. The decrease was primarily the result of (i) a decrease in Environmental Protection Agency compliance costs ($0.4 million), (ii) a decrease in testing and analysis costs ($0.2 million ), (iii) a decrease in insurance costs ($0.1 million), and (iv) a reduction in expenses incurred relating to our plug and abandonment program to prepare the wellfield for injection operations ($0.1 million). These decreases were offset by increases in (i) materials and drilling services for the installation of additional observation wells ($0.5 million), and (ii) an increase in site related costs ($0.2 million).

Small-scale facility operating costs

Small-scale facility operating costs consists of raw materials, salaries and benefits for employees that are directly responsible for the operation of the SSF and maintenance and upkeep related to the SSF after April 1, 2024. Prior to April 1, 2024, such costs were reported within either Project expenses or General and administrative expenses as the small-scale facility had not yet been placed into operation. For the three months ended September 30, 2024, Small-scale facility operating costs consisted of (i) salaries and benefits for our employees directly responsible for operating the SSF ($1.2 million), (ii) raw materials necessary to operate the SSF and produce boric acid ($0.2 million), and (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.2 million). There were no comparable expenses for the prior year as the SSF had not yet been placed into service and such costs were reported as either Project expenses or General and administrative expenses, as appropriate.

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries, share-based compensation and other expenses. Prior to April 1, 2024, all salaries and benefits for the entire organization were reported in general and administrative expenses. After April 1, 2024, the date which we began commercial operation of the SSF, salaries and benefits for employees that are directly responsible for the operation of the SSF are reported in Small-scale facility operating costs. For the three months ended September 30, 2024, general and administrative expenses decreased $1.2 million, or 21%, versus the comparable period in the prior fiscal year. The decrease was primarily due to (i) $1.2 million of salaries and benefits for personnel responsible for the operation of the SSF, which are now reported as Small-scale facility operating costs, (ii) a reduction in professional and legal fees ($0.4 million), (iii) a reduction on incentive compensation related costs ($0.4 million), and (iv) a reduction in marketing related costs ($0.1 million). These decreases were partially offset by an increase in share-based compensation costs, which was primarily the result of the acceleration of certain awards in accordance with an employee’s severance agreement ($0.8 million).

Research and development

Research and development expense includes costs incurred under research agreements with Georgetown University and Boston College that aim to enhance the performance of permanent magnets through increased use of boron. Both engagements were completed during the second fiscal quarter of 2024. Therefore, we incurred no research and development costs in the three months ended September 30, 2024.

Depreciation and amortization expense

Depreciation and amortization relates to use of our SSF, injection and recovery wells, owned or leased vehicles, buildings and equipment and the accretion of our asset retirement obligations. For the three months ended September 30, 2024, depreciation and amortization expense increased $4.9 million versus the comparable period in the prior year. This increase was primarily due to placing the SSF and its related injection and recovery wells, facilities and equipment into service as of April 1, 2024 corresponding with the commencement of commercial operations.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents in short-term (original maturities of three months or less) investments of highly liquid treasury bills and certificates of deposit. For the three months ended September 30, 2024, interest income decreased $109 thousand, or 83%, versus the comparable period in the prior fiscal year. Such decrease correspond to decreases in our average cash and cash equivalent balances between the periods.

Other income

Other income is derived from the third-party use of our hydrology wells and the sale of scrap and other materials. For the three months ended September 30, 2024, other income decreased $2 thousand, or 67%, versus the comparable period in the prior fiscal year. The decrease primarily relates to reduced third-party use of our hydrology wells compared to the prior year.

Derivative gain

Derivative gain (loss) results from changes in the fair value of the embedded conversion features relating to degressive issuance provisions originally contained in the May 2024 Amended and Restated Note Purchase Agreement, and subsequently incorporated into and continue under the September 2024 Amended and Restated Note Purchase Agreement as it relates to the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative that are required to be bifurcated and accounted for separately as stand-alone derivative instruments (as discussed within Note 7 and Note 8 to the unaudited condensed consolidated financial statements).

The unrealized derivative gain (loss) during the three months ended September 30, 2024 was primarily due to a decrease in our stock price during the period, which resulted in a gain on the June 2024 Convertible Note Derivative. Our stock price on June 28, 2024 (the last trading day prior to the end of our prior fiscal year) and September 30, 2024 (the end of the current fiscal quarter) was $1.21 and $0.54, respectively. The observed decline in our stock price, particularly to a price below the Conversion Price for the June 2024 Notes, resulted in a decline in the value of the embedded conversion feature and a resulting derivative gain of $2.4 million. This derivative gain was offset, to a lesser extent, by a loss with respect to the September 2024 Convertible Note Derivative during the same period. The unrealized derivative loss was primarily due to an increase in our stock price from $0.50 on September 16, 2024 (the issuance date of the September 2024 Notes) to $0.54 on September 30, 2024 (the end of the current fiscal quarter). There were no comparable embedded conversion features requiring bifurcation and separate accounting in the comparative period in the prior fiscal year and therefore there was no related Derivative gain (loss). Future changes in the fair value of the embedded conversion features prior to their expiration will affect future net income, but will not have any effect on cash flows. On December 31, 2024, the conversion features associated with the June 2024 Notes and September 2024 Notes that results in separate accounting will expire and the fair value of such derivatives, if any, will be transferred to additional paid-in capital on such date.

Interest expense

Interest expense primarily relates to interest expense incurred on the Convertible Notes and is net of amounts capitalized to construction-in-progress. Prior to the execution of an amended and restated note purchase agreement on January 18, 2024 (the “January 2024 Amended and Restated Note Purchase Agreement”), the August 2022 Notes accrued interest at a rate of 6% when interest was paid-in-kind through the issuance of additional notes. Subsequent to the January 2024 Amended and Restated Note Purchase Agreement and continuing under the September 2024 Amended and Restated Note Purchase Agreement, the August 2022 Notes accrue interest at a rate of 10% when interest is paid-in-kind through the issuance of additional notes, with such rate also applying to the June 2024 Notes and September 2024 Notes. We also recognize interest expense for the amortization of debt issuance costs and the amortization of debt discounts on the Convertible Notes. As part of the modification of the terms of our debt associated with the January 2024 Amended and Restated Note Purchase Agreement, the modified debt was recognized at fair value on our balance sheet which eliminated the prior debt discount that was amortized to interest expense.

For the three months ended September 30, 2024, interest expense increased $0.4 million, or 21%, versus the comparable period in the prior fiscal year. This increase was primarily due to the combined effect of interest accruing (i) at 10% under the terms of our January 2024 Amended and Restated Note Purchase Agreement compared to 6% under our prior agreement in the prior period, (ii) on a $12 million aggregate increase in the principal balance of Convertible Notes resulting from the issuance of the June 2024 Notes and September 2024 Notes, and (iii) on $2.1 million and $3.4 million of interest that was paid-in-kind during February of 2024 and August of 2024, respectively (for a combined impact of $0.9 million increase in interest expense). Interest expense also increased as a result of capitalizing less interest expense to construction-in-progress between periods as a result of the SSF being placed into service on April 1, 2024 and therefore no longer eligible for interest capitalization (an impact of $0.6 million increase in interest expense). These increases were partially offset by the effects of a reduction in the amount of debt discount and debt issuance costs amortization primarily resulting from the write-off of the remaining unamortized debt discount and debt issuance costs (established August 26, 2022) and corresponding elimination of the amortization of such amounts in connection with the accounting for the January 2024 Amended and Restated Note Purchase Agreement ($1.1 million reduction in interest expense).

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had cash and cash equivalents of $6.9 million and working capital of $0.6 million compared to $4.9 million of cash and cash equivalents and a working capital deficit of $2.9 million as of June 30, 2024. Our predominant source of cash has been generated through equity financing from issuances of our common stock and equity-linked securities, including our Convertible Notes. Since inception, we have not generated revenues, and as such, have relied on equity financing and equity-linked instruments to fund our operating and investing activities. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions.

A summary of our cash flows for the three months ended September 30, 2024 and 2023 follows.

	For the three months ended September 30,		Change
	2024	2023	$	%
	($ in thousands)
Net cash used in operating activities	$(6,375)	$(6,886)	$511	-7%
Net cash used in investing activities	(400)	(1,631)	1,231	-75%
Net cash provided by financing activities	8,730	(10)	8,740	*
Net increase (decrease) in cash and cash equivalents	$1,955	$(8,527)	$10,482	-123%

* Represents a percentage change greater than +/- 300%

Cash Flows Used For Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of general and administrative costs (exclusive of share-based compensation), costs incurred in furthering the Project, preparing us for the operation of the SSF, and operating costs of the SSF after commercial operations commenced on April 1, 2024. During the three months ended September 30, 2024, we used $6.4 million of cash for operating activities, a decrease of approximately $0.5 million or 7% compared to the comparable period in the prior fiscal year. The decrease in cash used in operations during the current period primarily results from the combined decrease in General and administrative and Small-scale facility operating costs, net of non-cash share-based compensation expense in fiscal year 2024 versus the prior fiscal year (refer to the discussion of year-over-year changes in Project expenses and General and administrative expenses above for additional details).

Cash Flows Used For Investing Activities

Our cash flows used for investing activities primarily relate to equipment purchases, engineering, the construction and commissioning of our SSF, and FEL-2 engineering related to our commercial-scale facility. During the three months ended September 30, 2024, we used $0.4 million of cash for investing activities, a decrease of approximately $1.2 million, or 75%, compared to the comparable period in the prior fiscal year. Net cash used in investing activities during the three months ended September 30, 2024 related to engineering services for FEL-2 engineering of our commercial-scale facility. Net cash used in investing activities during the three months ended September 30, 2023 primarily related to final construction and commissioning of our SSF.

Cash Flows From Financing Activities

Our cash flows from financing activities primarily relate to equity and equity-linked financing transactions to fund our business and operations. Cash flows provided by financing activities for the three months ended September 30, 2024 were the result of (i) approximately $3.1 million of net proceeds received from the August 2024 Equity Offering, after recognition of the related costs and fees (exclusive of amounts payable and accrued as of September 30, 2024), and (ii) approximately $5.7 million of proceeds received from the issuance of September 2024 Notes, after recognition of the related costs and fees (exclusive of amounts payable and accrued as of September 30, 2024). Cash flows used in financing activities during the comparable prior fiscal year were the result of payments on the Company’s vehicle loans.

Convertible Notes Summary

As of September 30, 2024, we had an aggregate principal amount of Convertible Notes of approximately $81.1 million outstanding. The Convertible Notes are convertible into shares of the Company’s Common Stock, are secured by substantially all of the Company’s assets and mature on August 15, 2028, as further described below. Additional details related to the Convertible Notes can be found in Note 7–Debt to the unaudited condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q.

The August 2022 Notes are convertible into 66,261,621 shares of Common Stock (including principal and accrued interest paid-in-kind until maturity), and may be convertible into a maximum of an additional 33,130,816 Additional Shares upon the occurrence of a Make-Whole Fundamental Change.

The June 2024 Notes are convertible into 6,252,368 shares of Common Stock (including principal and accrued interest paid-in-kind until maturity), and may be convertible into a maximum of an additional 3,126,184 Additional Shares upon the occurrence of a Make-Whole Fundamental Change.

The September 2024 Notes are convertible into 9,380,671 shares of Common Stock (including principal and accrued interest paid-in-kind until maturity), and may be convertible into a maximum of an additional 3,908,615 Additional Shares upon the occurrence of a Make-Whole Fundamental Change.

Equity Offerings

On August 27, 2024, we completed the August 2024 Equity Offering of (i) 5,333,333 Shares of Common Stock, (ii) Series A Warrants to purchase up to an aggregate of up to 5,333,333 shares of Common Stock, and (iii) Series B Warrants to purchase an aggregate of 5,333,333 shares of Common Stock. The Shares and Warrants were offered and sold on a combined basis for consideration equating to $0.75 for one Share and two Warrants.

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

We did not sell any shares of common stock nor receive any proceeds under the Equity Distribution Agreement during the three months ended September 30, 2024. As a result of the August 2024 Equity Offering, we are precluded from utilizing the ATM program until after August 27, 2025.

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, costs necessary to further engineering of our proposed commercial-scale complex, operating costs for the SSF, project related costs, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include repayment of outstanding borrowings and interest payment obligations under our Convertible Notes (which may be avoided to the extent the Convertible Notes are converted to shares of our Common Stock and/or interest is paid-in-kind) and future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” “Long-term Debt” and “Commitments and Contingencies” footnotes in the unaudited condensed consolidated financial statements for more information on certain of these expenditures and obligations.

Contractual Commitments and Contingencies

Purchase Obligations

As of September 30, 2024, we had purchase order commitments of approximately $4.3 million primarily for engineering services for our proposed commercial-scale facility, drilling services related to wellfield development, raw materials for the operation of our small-scale facility and other services.

Future Capital Requirements

Over the next 12 months we have the following plans that will require additional capital:

•
Operate the SSF to provide the necessary data for our commercial-scale facility and progress our customer qualification program;
•
Progress FEL-2, FEL-3, and detail engineering;
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

Although the August 2024 Equity Offering and issuance of the September 2024 Notes, each discussed above, improved our cash position, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing in order to continue as a going concern and maintain a cash balance in excess of the $7.5 million minimum cash covenant contained in the Amended and Restated Note Purchase Agreement. Absent additional financing as outlined above, we may no longer be able to meet our ongoing obligations, continue operations or achieve the milestones outlined above. If we are not able to secure additional financing cash flows and our cash balance falls below $7.5 million after December 31, 2024, an event of default under the Amended and Restated Note Purchase Agreement would occur if not cured after 30 days. An event of default would cause our Convertible Notes balance outstanding to become immediately due and payable, for which we would not have the resources to repay without additional financing.

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

The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management’s control as of the date of the unaudited condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1 of the unaudited condensed consolidated financial statements for more information.

Critical Accounting Policies

A complete discussion of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no significant changes in our critical accounting policies during the three months ended September 30, 2024.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 is intended to enhances reportable segment disclosure requirements, including significant segment expenses and interim disclosures. The guidance allows for disclosure of multiple measures of a segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by ASU 2023-07 and all existing disclosures required by the existing segment disclosure guidance. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments are to be applied retrospectively, and early adoption is permitted. We are evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. We are evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and our plan for adoption, including the adoption date and transition method.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. We are evaluating the impact that ASU 2024-03 will have on our related disclosures, including the adoption date and transition method.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in the evaluation for the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Note 13–Commitments and Contingencies in the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q, as of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time become subject to various claims, legal proceedings, governmental inspections, audits, or investigations arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. You should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which could materially affect our business, financial condition, and future results. Additional risk and uncertainties not currently known to us may also materially adversely affect our business, financial condition, cash flows or results of operations.

Exercise of our outstanding Warrants will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our Common Stock.

In August 2024, we issued and sold warrants to purchase an aggregate of 10,666,666 shares of our common stock at an exercise price of $0.7981 per share, including 5,333,333 Series A Warrants and 5,333,333 Series B Warrants, which will be initially exercisable on February 27, 2025. The Series A Warrants will expire on February 27, 2030 and the Series B Warrants will expire on February 27, 2027.

The exercise of some or all of the warrants will dilute the ownership interests of existing stockholders and increase the number of shares of common stock eligible for resale in the public market. Any sales in the public market of the shares of common stock issuable upon such exercise of the warrants, or the anticipation of such exercises and sales, could adversely affect prevailing market prices of our common stock. Additionally, the existence of the warrants may encourage short selling by market participants because the exercise of the warrants could be used to satisfy short positions, or the anticipated exercise of the warrants for shares of common stock could depress the price of our common stock.

Nasdaq may de-list our securities from its exchange, which could limit investors’ ability to transact in our securities, subject us to additional trading restrictions and substantially increase the number of shares issuable upon conversion of our outstanding convertible notes .

We are required to meet the continued listing requirements of the Nasdaq Global Select Market and if we fail to satisfy such continued listing requirements, Nasdaq may take steps to delist our securities. For example, on September 12, 2024, we received written notice from Nasdaq (the “Notice”) notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Select Market (the “Minimum Bid Price Requirement”). The Notice had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 11, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days as required under Nasdaq Listing Rule 5810(c)(3)(A) (unless the Nasdaq staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)) during the 180-day period prior to March 11, 2025).

If we do not regain compliance by March 11, 2025, we may be eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to the Nasdaq Capital Market and satisfying certain other requirements. If we fail to regain compliance during the compliance period (including a second compliance period provided by a transfer to the Nasdaq Capital Market, if applicable), then Nasdaq will notify us of its determination to delist our common stock, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

We intend to actively monitor the closing bid price of our common stock and will consider all available options to regain compliance with the minimum bid price requirement, which may include transferring the listing to the Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that any such reverse stock split, if approved by the stockholders and implemented, would increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from such a reverse stock split could adversely affect the liquidity of our common stock. There can also be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements, or be successful in appealing any delisting determination.

If our common stock is delisted from Nasdaq in the future, it is unlikely that we will be able to re-list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this occurs, we could face significant material adverse consequences, including:

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

Additionally, a delisting of our common stock from Nasdaq would constitute a Make-Whole Fundamental Change under our Amended and Restated Note Purchase Agreement (each as defined below), thereby substantially increasing the number of shares of common stock issuable upon exercise of our outstanding Convertible Notes.

Delisting also could result in, among other things, a loss of investor confidence or interest in strategic transactions or opportunities, us being subject to regulation in each state in which we offer our securities, and difficulty in recruiting and retaining personnel through equity incentive awards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

Except as previously disclosed in Current Reports on Form 8-K, there were no unregistered sales of equity securities for the three months ended September 30, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable as we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider Trading Arrangements and Policies.

During the three months ended September 30, 2024, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Title
3.1

Amended and Restated Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

3.2	Second Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K filed with the SEC on November 1, 2024).
4.1	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.2	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
10.2

Amendment No. 3 to the Amended and Restated Note Purchase Agreement, dated September 16, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.3

Third Amended and Restated Investor and Registration Rights Agreement, dated September 16, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2024).

10.4^

Independent Contractor Agreement with Malm Consulting LLC, dated September 9, 2024 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).

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

5E Advanced Materials, Inc.

Date: November 13, 2024	By:	/s/ Paul Weibel
Paul Weibel
Chief Executive Officer (Principal Executive Officer)