Form 10-Q
period 2024-12-31
5E Advanced Materials, Inc.
filed 2025-02-13
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 12, 2025, there were 69,035,082 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

References herein to the “Company,” “we,” “our,” “us,” and "5E" refer to 5E Advanced Materials, Inc., and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended December 31, 2024 and documents incorporated by reference herein (this “Form 10-Q) include statements that express our and our subsidiaries’ opinions, expectations, beliefs, plans, goals objectives, assumptions or projections regarding future events or future financial performance and results, financial condition, business strategy, including certain projections, milestones, targets, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “forecasts,” “budgets,” “targets,” “aims,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, and in each case including their negative or other variations of comparable terminology. However, not all forward-looking statements contain these identifying words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our ability to secure additional financing and continue as a going concern, our ability to consummate successfully the out-of-court restructuring and recapitalization transactions contemplated by the Restructuring Support Agreement (as defined herein), our intention to implement the reverse stock split of our common stock and the impact of the foregoing transactions on our ability to regain compliance with Nasdaq listing rules, our ability to operate the SSF and the Project (each as defined herein), and our ability to maintain a minimum cash balance under the Convertible Notes. Forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference or incorporate by reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. You are advised, however, to consult any additional disclosures we make in our reports to the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in our latest Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and this Form 10-Q.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 31,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$824	$4,896
Prepaid expenses and other current assets	627	1,913
Total current assets	1,451	6,809
Mineral rights and properties, net	7,628	7,616
Construction in progress	1,591	608
Properties, plant and equipment, net	63,637	73,872
Reclamation bond deposit	315	311
Right of use asset	203	282
Other assets	6	6
Total assets	$74,831	$89,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,324	$9,567
Lease liabilities, current	101	141
Total current liabilities	9,425	9,708
Long-term debt, net	72,836	64,831
Convertible note derivative liabilities	—	3,315
Lease liabilities	110	149
Asset retirement obligations	857	795
Total liabilities	83,228	78,798

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 360,000 shares authorized; 68,891 and 63,318 shares outstanding December 31, 2024 and June 30, 2024, respectively	689	633
Additional paid-in capital	218,036	210,074
Retained earnings (accumulated deficit)	(227,122)	(200,001)
Total stockholders’ equity	(8,397)	10,706
Total liabilities and stockholders’ equity	$74,831	$89,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Operating expenses:
Project expenses	$1,679	$1,431	$3,233	$3,014
Small-scale facility operating costs	1,080	—	2,668	—
General and administrative	3,280	7,396	8,077	13,434
Research and development	—	6	—	45
Depreciation and amortization expense	4,992	53	9,962	106
Total operating expenses	11,031	8,886	23,940	16,599
Income (loss) from operations	(11,031)	(8,886)	(23,940)	(16,599)

Non-operating income (expense):
Interest income	25	10	48	142
Other income	4	—	4	3
Derivative gain (loss)	(830)	—	1,357	—
Interest expense	(2,430)	(1,739)	(4,585)	(3,526)
Other expense	—	(1)	(5)	(6)
Total non-operating income (expense)	(3,231)	(1,730)	(3,181)	(3,387)

Income (loss) before income taxes	(14,262)	(10,616)	(27,121)	(19,986)

Income tax provision (benefit)	—	—	—	—
Net income (loss)	$(14,262)	$(10,616)	$(27,121)	$(19,986)

Net income (loss) per common share — basic and diluted	$(0.21)	$(0.24)	$(0.40)	$(0.45)
Weighted average common shares outstanding — basic and diluted	68,885	44,237	67,177	44,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(27,121)	$(19,986)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,962	106
Share based compensation	1,529	1,505
Unrealized (gain) loss on convertible note derivatives	(1,357)	—
Accretion of asset retirement obligations	39	35
Amortization of debt issuance costs and discount — convertible notes	758	2,905
Amortization of right of use asset	79	80
Interest earned on reclamation bond	(4)	—
Change in:
Prepaid expenses and other current assets	1,286	366
Accounts payable and accrued liabilities	3,152	217
Net cash used in operating activities	(11,677)	(14,772)

Cash Flows From Investing Activities:
Construction in progress	(856)	(3,435)
Properties, plant and equipment additions	(11)	(51)
Refund on previously acquired equipment	86	—
Net cash used in investing activities	(781)	(3,486)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of offering costs	3,018	—
Proceeds from issuance of convertible notes	6,000	—
Debt issuance costs	(480)	—
Payments on note payable	(21)	(20)
Taxes withheld for equity award vesting	(131)	—
Net cash provided by (used for) financing activities	8,386	(20)

Net increase (decrease) in cash and cash equivalents	(4,072)	(18,278)
Cash and cash equivalents at beginning of period	4,896	20,323
Cash and cash equivalents at end of period	$824	$2,045

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1	$21

Noncash Investing and Financing Activities:
Accounts payable and accrued liabilities change related to capital additions	$(81)	$1,584
Accounts payable and accrued liabilities change related to debt issuance costs	(271)	—
Interest paid through issuance of additional convertible notes (Note 7)	3,392	1,851
Increase in asset retirement costs	$23	$—
Convertible note derivatives liability reclassification to equity (Note 8)	3,601	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	44,187	$441	$191,113	$(137,988)	$53,566
Vesting of restricted share units	50	1	(32)	—	(31)
Share based compensation expense	—	—	599	—	599
Net income (loss)	—	—	—	(9,370)	(9,370)
Balance at September 30, 2023	44,237	$442	$191,680	$(147,358)	$44,764
Vesting of restricted share units	—	—	(62)	—	(62)
Share based compensation	—	—	906	—	906
Net income (loss)	—	—	—	(10,616)	(10,616)
Balance at December 31, 2023	44,237	$442	$192,524	$(157,974)	$34,992

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	63,318	$633	$210,074	$(200,001)	$10,706
Issuance of common stock, net of offering costs	5,333	53	1,469	—	1,522
Issuance of warrants, net of offering costs	—	—	1,502	—	1,502
Vesting of restricted share units	232	3	(130)	—	(127)
Share based compensation expense	—	—	1,350	—	1,350
Net income (loss)	—	—	—	(12,859)	(12,859)
Balance at September 30, 2024	68,883	$689	$214,265	$(212,860)	$2,094
Vesting of restricted share units	8	—	(9)	—	(9)
Share based compensation	—	—	179	—	179
Convertible note derivative liability reclassification	—	—	3,601	—	3,601
Net income (loss)	—	—	—	(14,262)	(14,262)
Balance at December 31, 2024	68,891	$689	$218,036	$(227,122)	$(8,397)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2024. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2024, results of operations for the three and six months ended December 31, 2024 and 2023 and cash flows for the six months ended December 31, 2024 and 2023 have been included. Operating results for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2025.

Effective April 1, 2024, the Company placed the Small-Scale Facility (the “SSF”) into full operation, and accordingly all direct operating costs associated with the SSF, including raw materials, labor, and maintenance, have been separately classified as Small-scale operating costs within the Company’s condensed consolidated statements of operations after such date. Prior to April 1, 2024, these direct costs have not been reclassified and remain either as Project expenses or General and administrative costs, as appropriate.

Basis of Consolidation

The unaudited condensed consolidated financial statements comprise the financial statements of 5E Advanced Materials, Inc. and its wholly owned subsidiaries, American Pacific Borates Pty Ltd. and 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation, (“5EBA”)), (collectively, “we,” “our,” or the “Company”). The Company holds 100% of the mineral rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California, through its ownership of 5EBA. In preparing the condensed consolidated financial statements, all intercompany balances and transactions, income and expenses and profit and losses resulting from intra-company transactions have been eliminated.

Restructuring Support Agreement and Related Agreements

On January 14, 2025, the Company entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with BEP Special Situations IV LLC (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC, for and on behalf of Strategic SP (together with Meridian, “Ascend”) in connection with certain restructuring and recapitalization transactions with respect to the Company’s capital structure (collectively the “Transaction”), including the Company’s Convertible Notes (as defined in Note 7–Debt) issued pursuant to the Amended and Restated Note Purchase Agreement (as defined in Note 7–Debt) by and among the Company, Bluescape, Ascend, the Guarantors from time to time party thereto and Alter Domus (US) LLC, as collateral agent.

Pursuant to the Restructuring Support Agreement, the parties agreed to implement the Transaction either as an:

•
Out-of-Court Restructuring: Subject to the satisfaction of customary conditions, including approval by the Company’s stockholders, a recapitalization through, among other things:
o
pursuant to an Exchange Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “Exchange Agreement”), the issuance of an aggregate of 312,490,076 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes (as defined in Note 7–Debt) (the “Exchange”);
o
pursuant to a Securities Subscription Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “Subscription Agreement”), the issuance and sale by the Company of an aggregate of $5.0 million of Common Stock to Ascend and Bluescape at a price per share equal to the lesser of (a) $0.2920 per share (appropriately adjusted to reflect any stock split, stock dividend, stock combination, recapitalization, or the like occurring after the date of the Restructuring Support Agreement) and (b) the volume weighted average price for the Common Stock on the five consecutive trading days immediately following the date of the Exchange (the “Subscription Price”);
o
pursuant to the Subscription Agreement, the issuance by the Company to Ascend and Bluescape of warrants with a one-year term (the “Restructuring Warrants”) to purchase an aggregate number of shares of Common Stock represented by up to $20.0 million divided by the Subscription Price, at a price per share equal to the Subscription Price; and

o
pursuant to a Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “IRRA”), the right of each of Ascend and Bluescape to designate two directors to serve on the Company’s Board following the consummation of the Transaction for so long as such party beneficially owns 25% of the Company’s Common Stock and one director to serve on the Company's Board for so long as such party beneficially owns 10% of the Company's Common Stock (clauses (i) through (iv), together, the “Out-of-Court Restructuring”); or
•
In-Court Restructuring: To the extent that the terms of or the conditions precedent to the Out-of-Court Restructuring cannot be timely satisfied or waived, the Company shall file voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a United States Bankruptcy Court (the “Bankruptcy Court”) pursuant to a pre-packaged plan of reorganization (the “Pre-Packaged Chapter 11 Plan”) pursuant to which, among other things, all existing equity interests of the Company shall be extinguished, with Ascend and Bluescape each owning their respective pro rata share of 100% of the new equity interests in the Company upon the effective date of the Pre-Packaged Chapter 11 Plan (the “In-Court Restructuring”). The Restructuring Support Agreement further provides that Ascend and Bluescape shall provide a $10.0 million debtor-in-possession financing facility pursuant to a debtor-in-possession credit agreement to be agreed upon by the parties and, as necessary, approved by the Bankruptcy Court.

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

Although the August 2024 Equity Offering (as further described and defined in Note 10–Equity) provided net cash proceeds of approximately $3.0 million, the issuance of the September 2024 Notes (as further described and defined in Note 7–Debt) provided net cash proceeds of approximately $5.5 million, and the issuance of the January 2025 Notes (as further described and defined in Note 7–Debt and Note 14–Subsequent Events) provided $5.0 million of cash proceeds exclusive of issuance costs and fees, each of which improved the Company’s cash position, and while the Company continues to operate under a business plan that includes reductions in certain spending, management anticipates the need for additional financing within the next twelve months to maintain a cash balance in excess of the $7.5 million minimum cash covenant which goes into effect March 31, 2025 (as discussed in Note 7–Debt). If the Company is not able to secure additional financing and the Company’s cash balance falls below $7.5 million after such date, an event of default under the amended and restated note purchase agreement, as amended on January 14, 2025 (as further described in Note 7–Debt) would occur if not cured after 30 days. An event of default would give the holders of the Convertible Notes the right to cause the Company’s senior secured Convertible Notes (as further described and defined in Note 7–Debt) balance outstanding to become immediately due and payable, for which the Company would not have the resources to repay without additional financing. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these condensed consolidated financial statements. Therefore, there exists substantial doubt regarding the Company's ability to continue as a going concern. Even if additional financing is successfully consummated, including as part of the proposed Out-of-Court Restructuring, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern.

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

The Company’s operations are predominately focused on the Project, which results in the Company being dependent upon a single mining operation in a single geographic region in the western United States in California. The geographic concentration of the Company’s operations may disproportionately expose it to disruptions if the region experiences severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation, or natural disasters.

Risks and Uncertainties

The Company is subject to a number of risks that its management believes are similar to those of other companies of similar size and industry, including but not limited to, the success of its exploration activities, need for significant additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals. The Company currently generates no revenue from operations and will need to rely on raising additional capital or financing to sustain operations in the long term. There can be no assurance that management will be successful in its efforts to raise additional capital on terms favorable to the Company, or at all, or in management's ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources. Refer to the Going Concern discussion above for additional details.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosure requirements, including significant segment expenses and interim disclosures. The guidance allows for disclosure of multiple measures of a segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by ASU 2023-07 and all existing disclosures required by the existing segment disclosure guidance. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments are to be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-07 will have on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state, and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method.

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

In November 2024, the FASB issued ASU 2024-04, Debt–Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments (“ASU 2024–04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06, which includes the Company. Adoption can be on a prospective or retrospective basis. The Company adopted ASU 2024-04 effective January 1, 2025 on a prospective basis.

Reverse Stock Split

On January 21, 2025, the Company’s stockholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock at a ratio ranging from any whole number between

1-for-10 and 1-for-25, with the exact ratio within such range to be determined by the Company’s Board of Directors (the “Board”) in its discretion (the “Reverse Stock Split”). On February 3, 2025, the Board approved a 1-for-23 Reverse Stock Split, which will become effective upon filing of the amendment to the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. As of the date these financial statements were issued, the Reverse Stock Split had not yet become effective and the Company’s Common Stock had not yet begun to trade on a reverse split-adjusted basis. Unless otherwise specified, all share and per share figures within these financial statements are presented without any adjustment for the proposed Reverse Stock Split.

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following at the end of each period presented.

	December 31,	June 30,
	2024	2024
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $54 and $44 as of December 31, 2024 and June 30, 2024, respectively(1)	348	336
Mineral rights and properties, net	$7,628	$7,616
(1)
Represents the carrying value of capitalized costs associated with asset retirement obligations, as discussed in Note 5–Asset Retirement Obligations.

3. Construction in Progress

Construction in progress consisted of the following at the end of each period presented.

	December 31,	June 30,
	2024	2024
	(in thousands)
Engineering services	$1,530	$608
Capitalized interest	61	—
Total construction in progress	$1,591	$608

4. Properties, Plant and Equipment, Net

Properties, plant and equipment, net consisted of the following at the end of each period presented.

	Depreciation	Estimated useful	December 31,	June 30,
Asset category	method	life (in years)	2024	2024
			(in thousands)
Land	N/A	—	$1,533	$1,533
Small-scale facility — plant	Straight-line	3.75	69,326	69,619
Injection and recovery wells	Straight-line	5	6,134	6,134
Buildings	Straight-line	7-15	979	979
Vehicles	Straight-line	3-5	345	345
Other plant and equipment	Straight-line	5-10	740	729
			79,057	79,339
Less accumulated depreciation			(15,420)	(5,467)
Properties, plant and equipment, net			$63,637	$73,872

The Company recognized depreciation expense of approximately $5.0 million and $48 thousand for the three months ended December 31, 2024 and 2023, respectively.

The Company recognized depreciation expense of $10.0 million and $96 thousand for the six months ended December 31, 2024 and 2023, respectively.

5. Asset Retirement Obligations

The change in the Company’s asset retirement obligations during the period presented and the balance of its accrued reclamation liabilities at the end of the period are set forth below.

Six months ended
December 31, 2024
(in thousands)
Asset retirement obligation — beginning of period	$795
Obligation incurred during the period	23
Revisions to previous estimates	—
Accretion	39
Asset retirement obligation — end of period	$857

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	December 31,	June 30,
	2024	2024
	(in thousands)
Accounts payable - trade(1)	$1,539	$854
Accrued expenses	675	603
Accrued capital expenditures	3,402	3,309
Accrued payroll	675	2,263
Accrued interest	2,990	2,496
Current portion of debt	43	42
Accounts payable and accrued liabilities	$9,324	$9,567
(1)
Includes $0 thousand and $235 thousand related to capital expenditures as of December 31, 2024 and June 30, 2024, respectively.

7. Debt

Long Term Debt

Long-term debt consisted of the following at the end of each period presented.

	December 31,	June 30,
	2024	2024
	(in thousands)
August 2022 notes	$68,955	$65,671
June 2024 notes	6,108	6,000
September 2024 notes	6,000	—
Vehicle notes payable	87	108
Total debt	81,150	71,779
Current portion of debt	43	42
Long-term debt	81,107	71,737
Unamortized convertible note discount	(5,288)	(4,035)
Unamortized debt issuance costs	(2,983)	(2,871)
Long-term debt, net	$72,836	$64,831

As further discussed below, on September 16, 2024, the Company issued an additional $6.0 million aggregate principal amount of September 2024 Notes. Additionally, on August 15, 2024, the Company elected to issue additional notes as payment for $3.4 million of interest accrued during the period from February 16, 2024 through August 15, 2024.

Interest expense consisted of the following for each period presented.

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
	(in thousands)
Convertible notes interest	$2,027	$953	$3,886	$1,893
Vehicle notes payable interest	1	1	2	3
Amortization of debt issuance costs and discount — convertible notes	434	1,453	758	2,905
Other interest	—	—	—	18
Gross interest expense	2,462	2,407	4,646	4,819
Less: amount capitalized to construction in progress	32	668	61	1,293
Interest expense, net of amounts capitalized	$2,430	$1,739	$4,585	$3,526

Effective interest rate — convertible notes(1)	13.6%	22.6%	13.1%	22.5%
(1)
The effective interest rate represents a weighted-average interest rate applicable for the respective period. Interest expense utilized in the calculation is based upon the gross interest expense in the table above, and the principal balance utilized in the calculation is based on the ending net long-term debt applicable to each interest period inclusive of unamortized debt issuance costs and discount, changes in the principal balance resulting from the issuance of any Convertible Notes, interest paid-in-kind and any adjustments resulting from the Amended and Restated Note Purchase Agreement.

Convertible Notes

On August 11, 2022, the Company executed a $60.0 million private placement of senior secured convertible notes (the “August 2022 Notes”) with Bluescape. On January 18, 2024, the Company entered into an amended and restated note purchase agreement (the “January 2024 Amended and Restated Note Purchase Agreement”) which modified certain terms of the August 2022 Notes, including to extend the maturity date of the August 2022 Notes to August 15, 2028.

On May 28, 2024, the Company entered into a second amendment (“Amendment No. 2”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the August 2022 Notes, as amended, in an aggregate principal amount of $6.0 million (the “June 2024 Notes”) to Bluescape, Ascend and Meridian, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 2 (the “May 2024 Amended and Restated Note Purchase Agreement”).

On September 16, 2024, the Company entered into a third amendment (“Amendment No. 3”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the June 2024 Notes, in an aggregate principal amount of $6.0 million (the “September 2024 Notes”) to Bluescape, Ascend and Meridian, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 3 (the “September 2024 Amended and Restated Note Purchase Agreement”).

On January 14, 2025, the Company entered into a fourth amendment (“Amendment No. 4”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the September 2024 Notes, in an aggregate principal amount of $5.0 million (the “January 2025 Notes” and, together with the August 2022 Notes, the June 2024 Notes and the September 2024 Notes, the “Convertible Notes”) to Bluescape, Ascend and Meridian, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 4 (as amended, the “Amended and Restated Note Purchase Agreement”). The Amended and Restated Note Purchase Agreement also extended the date to which the Company must comply with a financial covenant for the Company to maintain a cash balance of at least $7.5 million from December 31, 2024 to March 31, 2025. Concurrently with the execution of Amendment No. 4, the Company entered into the Restructuring Support Agreement, and other related agreements, as discussed in Note 1-Basis of Financial Statement Presentation)

In connection with its entry into the January 2024 Amended and Restated Note Purchase Agreement, May 2024 Amended and Restated Note Purchase Agreement, and September 2024 Amended and Restated Note Purchase Agreement, the Company incurred approximately $2.6 million, $541 thousand, and $454 thousand of debt issuance costs, respectively. At the time these financial statements were issued, accounting for issuance costs associated with the January 2025 Notes was incomplete.

At the Company’s election, the Convertible Notes bear interest at an annual rate of 4.50% if paid in cash, and 10.00% if paid through the issuance of additional notes. Interest is paid semi-annually on February 15 and August 15 of each year.

The Convertible Notes are secured by substantially all of the Company’s assets.

Convertible Notes - Conversion Terms

The Convertible Notes, including accrued interest paid-in-kind, may be converted into shares of the Company’s Common Stock at any time before the Convertible Notes mature. The August 2022 Notes are convertible into the Company’s Common Stock based upon a conversion rate of 650.4065 shares of Common Stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate), representing a conversion price of approximately $1.5375 per share. The June 2024 Notes are convertible into the Company’s Common Stock based upon a Conversion Rate of 692.7990, representing a conversion price of approximately $1.4434 per share. The September 2024 Notes are convertible into the Company’s Common Stock based upon a Conversion Rate of 1,066.6667 shares of Common Stock per $1,000 principal amount of September 2024 Notes, representing a conversion price of approximately $0.9375 per share. The January 2025 Notes are convertible into the Company’s Common Stock based upon a Conversion Rate of 3,424.9375 shares of Common Stock per $1,000 principal amount of January 2025 Notes, representing a conversion price of approximately $0.2920 per share. In addition, the Amended and Restated Note Purchase Agreement provides for certain adjustments to the Conversion Rate to increase the number of shares of Common Stock issuable upon conversion of the Convertible Notes (the “Additional Shares”) in the event of certain change of control transactions or other events specified in the Amended and Restated Note Purchase Agreement (a “Make-Whole Fundamental Change”). Accordingly, the Conversion Rate will increase by up to 325.2033, 346.3996, 444.4445 and 1,424.5016 Additional Shares per $1,000 principal amount of August 2022 Notes, June 2024 Notes, September 2024 Notes and January 2025 Notes, respectively, based on the timing of a Make-Whole Fundamental Change and the trading price of the Common Stock at such time or the cash received by holders of the Common Stock in connection with such Make-Whole Fundamental Change.

The Conversion Rate applicable to the June 2024 Notes and September 2024 Notes was subject to adjustment if, after the issuance date of the respective Convertible Notes and on or prior to December 31, 2024, the Company sold Common Stock or any other equity-linked securities in one or more transactions at an effective price per share that was less than the respective conversion price then in effect, subject to certain exemptions (a “Degressive Issuance”). In the event of a Degressive Issuance, the Conversion Rate applicable to the respective Convertible Notes was subject to adjustment based on the weighted average issuance price of the securities sold in such Degressive Issuance, as set forth in the Amended and Restated Note Purchase Agreement.

As part of the August 2024 Equity Offering (as further described and defined in Note 10–Equity), a Degressive Issuance provision applicable to the June 2024 Notes resulted in an adjustment to the Conversion Rate applicable only to the June 2024 Notes from 650.4065 to 692.7990, and a corresponding increase in the Conversion Rate in the event of a Make-Whole Fundamental Change from 325.2033 to 346.3996. A Degressive Issuance did not occur with respect to the September 2024 Notes prior to the expiration of such feature on December 31, 2024.

Convertible Notes - Derivatives

The terms of the Amended and Restated Note Purchase Agreement permitted a change to the Conversion Rates applicable to the June 2024 Notes and September 2024 Notes upon a Digressive Issuance by the Company on or before December 31, 2024. As a result, these conversion features were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative,” respectively, and together, the “Convertible Note Derivatives”) through December 31, 2024. The June 2024 Notes were initially recorded at their face amount of $6.0 million less debt issuance costs of $541 thousand and the fair value of the June 2024 Convertible Note Derivative, which was determined to be $4.1 million. Similarly, the September 2024 Notes were initially recorded at their face amount of $6.0 million less debt issuance costs of $454 thousand and the fair value of the September 2024 Convertible Note Derivative, which was determined to be $1.6 million.

The provisions that resulted in separate accounting for the Convertible Note Derivatives expired on December 31, 2024, and accordingly, the fair value of the Convertible Note Derivatives on such date was transferred to additional paid-in capital. Refer to Note 8–Convertible Note Derivatives and the discussion immediately below for additional details regarding the fair values of the Convertible Note Derivatives.

Convertible Notes - Fair Value

Fair value and carrying value information for the Convertible Notes at each period end follows.

		Unamortized Debt	Net Liability
	Principal	Discount and	Carrying	Fair Value
	Amount	Issuance Costs	Amount	Amount		Leveling
	(in thousands)
As of December 31, 2024
August 2022 Notes, due Aug. 15, 2028	$68,955	$(2,057)	$66,898	$53,614		Level 2
June 2024 Notes, due Aug. 15, 2028	6,108	(4,238)	1,870	3,829		Level 2
September 2024 Notes, due Aug. 15, 2028	6,000	(1,976)	4,024	6,472		Level 2
	$81,063	$(8,271)	$72,792	$63,915

As of June 30, 2024
August 2022 Notes, due Aug. 15, 2028	$65,671	$(2,336)	$63,335	$63,289		Level 2
June 2024 Notes, due Aug. 15, 2028	6,000	(4,570)	1,430	1,942	(1)	Level 2
	$71,671	$(6,906)	$64,765	$65,231
(1)
The reported fair value of the convertible note relates only to the debt component of such security and excludes the fair value associated with the related convertible note derivative that has been bifurcated and accounted for separately. Refer to Note 8–Convertible Note Derivatives for fair value information related to the Convertible Note Derivatives.

The valuation model for the Convertible Notes and related Convertible Note Derivatives requires the input of subjective assumptions including expected share price volatility, risk-free interest rate and debt rate. Changes in the input assumptions as well as the Company's underlying share price can materially affect the fair value estimates. Changes in the reported fair value of the Convertible Notes between periods are not recognized in net income and therefore have no effect on reported net income (loss).

The significant assumptions used in the fair value model for the Convertible Notes and related Convertible Note Derivatives include the following, with changes in volatility, debt rate and stock price having the most significant impact on the related fair values.

			Sep. 16, 2024
	Dec. 31, 2024		(Sep. 2024 Notes)	Jun. 30, 2024
Risk-free interest rate	4.4%		3.4%	4.5%
Volatility	60.0%		60.0%	50.0%
Debt rate	21.6% - 32.6%	(1)	23.7%	28.7% - 36.7%	(2)
Stock price per share	$0.64		$0.50	$1.21
(1)
Debt rates of 24.5%, 32.6% and 21.6% were utilized in the valuation of the August 2022 Notes, June 2024 Notes and September 2024 Notes, respectively.
(2)
Debt rates of 28.7% and 36.7% were utilized in the valuation of the August 2022 Notes and June 2024 Notes, respectively.

8. Convertible Note Derivatives

The June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative, each which relate to the June 2024 Notes and September 2024 Notes, respectively, described above in Note 7–Debt, were valued upon initial recognition and at each reporting period at fair value using a with-and-without methodology utilizing a binomial lattice model (a model which utilizes Level 3 fair value inputs). Refer to Convertible Notes–Fair Value in Note 7–Debt for a table of certain inputs utilized in the valuation of the Convertible Notes and related Convertible Note Derivatives on certain dates. Changes in the fair value were recognized in Derivative gain (loss) in the statement of operations but had no related impact on the Company’s cash position or cash flows. The provision that resulted in separate accounting for the June 2024 Convertible Note Derivative began June 11, 2024 in connection with the issuance of the June 2024 Notes, and on September 16, 2024 for the September 2024 Convertible Note Derivative in connection with the issuance of the September 2024 Notes. Each of these provisions expired on December 31, 2024, and accordingly, the Convertible Note Derivatives were derecognized and the remaining fair values were transferred to additional paid-in capital.

The components of changes to the fair value of the Convertible Note Derivatives for the period presented are summarized below.

Derivative
(Asset)/Liability
(in thousands)
Convertible note derivatives (asset) liability — June 30, 2024	$3,315
Additions, at fair value, September 16, 2024	1,643
Fair value adjustments (gain) loss, net	(1,357)
Reclassified to additional paid-in capital, at fair value, December 31, 2024	(3,601)
Convertible note derivatives (asset) liability — December 31, 2024	$—

9. Financial Instruments and Fair Value Measurements

At December 31, 2024, cash equivalents as well as trade and other payables approximated their fair value due to their short-term nature. The Company’s financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1, the Convertible Notes which are classified as Level 2, and the Convertible Note Derivatives which were classified as Level 3. The reconciliation of changes in the fair value of the Convertible Note Derivatives can be found in Note 8–Convertible Note Derivatives.

10. Equity

The Company is authorized to issue up to 360,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value, $0.01 per share. The Company has no outstanding shares of preferred stock.

August 2024 Equity Offering

On August 27, 2024, the Company completed an offering (the “August 2024 Equity Offering”) of (i) 5,333,333 shares (the “Shares”) of Common Stock, (ii) Series A warrants to purchase up to an aggregate of up to 5,333,333 shares of Common Stock (the “Series A Warrants”) and (iii) Series B warrants to purchase an aggregate of 5,333,333 shares of Common Stock (the “Series B Warrants”, and collectively with the Series A Warrants, the “Warrants”). The Shares and Warrants were offered and sold on a combined basis for consideration equating to $0.75 for one Share and two Warrants. The exercise price for each of the Warrants is $0.7981 per share. This transaction resulted in net proceeds to the Company of approximately $3.0 million after deducting the placement agent’s fees and other offering expenses. The aggregate net proceeds and issuance costs associated with the August 2024 Equity Offering were allocated to the Shares and Warrants based upon the relative fair value of such items on the offering date.

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

Vesting of Equity Awards

During the three months ended December 31, 2024 and 2023, the Company issued approximately 8 thousand shares and zero shares of its Common Stock upon the vesting of equity awards, respectively. During the six months ended December 31, 2024 and 2023, the Company issued approximately 240 thousand shares and 50 thousand shares of its Common Stock upon the vesting of equity awards, respectively. The vesting events did not result in any cash proceeds to the Company.

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

The Company did not sell any shares of Common Stock nor receive any proceeds under the Equity Distribution Agreement during the three and six months ended December 31, 2024. As a result of the August 2024 Equity Offering, the Company is precluded from utilizing the ATM Program for one year following the closing of the offering, and as a result approximately $410 thousand of costs previously capitalized for the ATM Program were written-off to General and administrative expense during the three months ended December 31, 2024.

Out-of-Court Restructuring

As discussed in Note 1-Basis of Financial Statement Presentation, the proposed Out-of-Court Restructuring could result in (i) the issuance of 312,490,076 shares of Common Stock upon the exchange of the Convertible Notes, (ii) the issuance of an aggregate $5.0 million of Common Stock at the Subscription Price, and (iii) the issuance of Restructuring Warrants with a one-year term to purchase an aggregate number of shares of Common Stock represented by up to $20.0 million divided by the Subscription Price. Each of the aforementioned potential impacts to the Company’s equity structure are subject to satisfaction of customary conditions, including approval by the Company’s stockholders, which has not yet occurred. If the Out-of-Court Restructuring is not consummated, the Company shall file Chapter 11 Cases under the Bankruptcy Code in a Bankruptcy Court pursuant to a Pre-Packaged Chapter 11 Plan, pursuant to which, among other things, all existing equity interests of the Company shall be extinguished, with Ascend and Bluescape each owning their respective pro rata share of 100% of the new equity interests in the Company upon the effective date of the Pre-Packaged Chapter 11 Plan.

11. Share Based Compensation

Share based compensation expense is included in general and administrative expense and represents costs associated with restricted share unit (“RSU”), director restricted share unit (“DSU”) and performance share unit (“PSU”) activity and options granted to directors, employees, and consultants of the Company. Share based compensation expense consisted of the following for the periods presented.

	Three months ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Share based compensation expense — service based
Employee share option plan	$66	$109	$167	$206
2022 Equity Compensation Plan — Options	33	175	55	308
2022 Equity Compensation Plan — PSUs	35	77	25	124
2022 Equity Compensation Plan — RSU and DSUs	45	545	1,282	867
Total share based compensation expense	$179	$906	$1,529	$1,505

As of December 31, 2024, the Company had approximately $734 thousand of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that is expected to be recognized over a weighted average period of approximately 1.6 years.

Stock Options

Option grants are made under the 2022 Equity Compensation Plan and vest ratably over the vesting period which is generally three years or less. The significant assumptions used to estimate the fair value of stock option awards granted during the six months ended December 31, 2024 and 2023, using a Black-Scholes option valuation model are as follows.

	Six months ended December 31,
	2024	2023
Exercise price	$1.03 - $1.27	$7.73
Share price	$0.46 - $0.62	$2.46
Volatility	99.2% - 99.9%	99.0%
Expected term in years	2.8 - 2.9	9.6
Risk-free interest rate	3.4% - 4.1%	4.3%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Six months ended December 31,
	2024		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	4,001	$9.33	4,187	$10.91
Granted	551	1.16	300	7.73
Exercised	—	—	—	—
Expired/forfeited	(1,660)	5.26	(398)	20.23
Outstanding at end of the period	2,892	10.11	4,089	9.76

Vested at the end of the period	2,067	13.67	3,302	10.03
Unvested at the end of the period	825	$1.20	787	$8.64

The weighted average remaining life of vested options at December 31, 2024 and 2023 was approximately 2.0 years and 1.0 years, respectively. As of December 31, 2024 and 2023, the maximum expiration date for vested options was approximately 8.3 and 1.8 years, respectively.

As of December 31, 2024, there was approximately $264 thousand of unrecognized compensation cost related to 825 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.6 years. As of December 31, 2024 and 2023, the maximum expiration date for unvested options was approximately 2.6 and 9.3 years, respectively.

The following table summarizes the activity for unvested options for each of the periods presented.

	Six months ended December 31,
	2024		2023
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	341	$1.79	838	$6.42
Granted	551	0.24	300	2.08
Vested	(67)	6.14	(73)	15.58
Expired/forfeited	—	—	(278)	10.48
Unvested at end of the period	825	$0.40	787	$3.35

As of December 31, 2024 and 2023, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company’s stock price on such dates. There were no options exercised during the six months ended December 31, 2024 and 2023.

Full Value Awards (Restricted Share Units, Director Share Units and Performance Share Units)

The following table summarizes RSU, DSU and PSU activity for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2024	367.8	$2.56	94.4		$5.73	462.2
Granted	353.0	0.52	455.3	(1)	0.51	808.3
Vested	(334.5)	1.90	—		—	(334.5)
Forfeited	(11)	0.51	(22.9)		2.46	(33.9)
Non-vested shares/units outstanding at December 31, 2024	375.3	$1.29	526.8		$1.36	902.1

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2023	209.8	$6.78	139.1		$7.20	348.9
Granted	283.1	2.35	121.6	(2)	2.46	404.7
Vested	(77.1)	6.31	—		—	(77.1)
Forfeited	(15.5)	6.75	(10.5)		8.80	(26.0)
Non-vested shares/units outstanding at December 31, 2023	400.3	$3.74	250.2		$4.83	650.5
(1)
During the six months ended December 31, 2024, approximately 455.3 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%, 3) achievement of an enterprise value in excess of $200 million, and 4) achievement of an enterprise value in excess of $300 million. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

(2)
During the six months ended December 31, 2023, approximately 121.6 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) the budget for the large-scale commercial facility remaining within a range of $342-418 million; and 3) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

During the three months ended December 31, 2024, the vesting of approximately 11 thousand RSUs was accelerated in accordance with the terms of severance agreements with former employees. This resulted in approximately $4 thousand of incremental share based compensation expense recognized during the same period as compared to the amount of expense that would have been recognized under the terms of the original awards. During the six months ended December 31, 2024, the vesting of approximately 44 thousand RSUs was accelerated, and approximately 23 thousand PSUs were forfeited in accordance with the terms of severance agreements with former employees. This resulted in approximately $582 thousand of incremental share based compensation expense recognized during the same period as compared to the amount of expense that would have been recognized under the terms of the original awards.

12. Earnings (Loss) Per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if DSUs, RSUs, PSUs, stock options and convertible securities such as the Convertible Notes (excluding any Additional Shares as the probability of a Make-Whole Fundamental Change cannot be predicted) and Warrants were exercised or converted into common stock at the end of the respective period. Diluted loss per share equals basic loss per share for the three and six months ended December 31, 2024 and 2023 as the effect of including dilutive securities in the calculation would be anti-dilutive.

For the three and six months ended December 31, 2024 and 2023, the following effects are excluded from the computation of dilutive loss per share as such effects would have an anti-dilutive effect.

	Three months ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Interest expense on Convertible Notes	$2,461	$2,406	$4,644	$4,798
Derivative gain (loss) — Convertible Note Derivatives	$(830)	$—	$1,357	$—
Additional shares assuming conversion of Convertible Notes	55,480	3,611	55,480	3,611
Additional shares assuming exercise of Warrants	10,667	—	10,667	—
Stock options and unvested restricted stock units and performance share units	3,794	4,740	3,794	4,740

Reverse Stock Split – Pro Forma Earnings (Loss) Per Common Share

As discussed in Note 1–Basis of Financial Statement Presentation, on February 3, 2025, the Board approved a 1-for-23 Reverse Stock Split, which will become effective upon filing of the amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. As of the date these financial statements were issued, the Reverse Stock Split had not yet become effective and the Company’s Common Stock had not yet begun to trade on a reverse split-adjusted basis. The following table presents earnings (loss) per common share as if the Reverse Stock Split had been effectuated as of December 31, 2024. Consistent with the calculation of earnings (loss) per common share, the anti-dilutive impacts presented in the immediately preceding table were also excluded from the below calculation of pro forma earnings (loss) per share.

	Three months ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Pro forma basic earnings (loss) per share:
Net income (loss) - numerator	$(14,262)	$(10,616)	$(27,121)	$(19,986)
Pro Forma weighted-average shares — denominator(1)	2,995	1,923	2,921	1,923
Pro forma basic earnings (loss) per share	$(4.76)	$(5.52)	$(9.29)	$(10.39)
(1)
Upon the effectiveness of the Reverse Stock Split, any stockholder who would otherwise become entitled to a fractional share because the number of shares of common stock they hold prior to the Reverse Stock Split is not evenly divisible by the split ratio determined by the Board may receive cash-in-lieu of such fractional shares. The ultimate number of fractional shares that may be cashed out as part of the Reverse Stock Split cannot be determined as of the date these financial statements were issued, and as such, the weighted-average shares outstanding have not been adjusted for such impact, if any.

Subsequent Issuance of January 2025 Notes

As discussed in Note 7–Debt, subsequent to December 31, 2024 the Company issued the January 2025 Notes. The January 2025 Notes were initially convertible into 17,124,688 shares of Common Stock, provided, however, that no shares of Common Stock will be issuable that would require approval of the Company’s stockholders under the applicable listing rules of Nasdaq, prior to such approval being obtained. The impact of the January 2025 Notes is not reflected in the computation of earnings per share or pro forma earnings per share for the three and six months ended December 31, 2024 and 2023.

Proposed Out-of-Court Restructuring

As discussed in Note 1–Basis of Financial Statement Presentation and Note 10–Equity, the proposed Out-of-Court Restructuring could result in (i) the issuance of 312,490,076 shares of Common Stock upon the exchange of the Convertible Notes, (i) the issuance of an aggregate $5.0 million of Common Stock at the Subscription Price, and (iii) the issuance of Restructuring Warrants with a one-year term to purchase an aggregate number of shares of Common Stock represented by up to $20.0 million divided by the Subscription Price. Each of the aforementioned potential impacts to the Company’s equity structure are subject to satisfaction of customary conditions, including approval by the Company’s stockholders, which has not yet occurred. As such, such impacts have not been considered in the Company’s computation of earnings per share or pro forma earnings per share for the three and six months ended December 31, 2024 and 2023.

13. Commitments and Contingencies

Purchase Obligations

As of December 31, 2024, the Company had purchase order commitments of approximately $2.4 million primarily for raw materials for the operation of the SSF, engineering services for the Company’s proposed commercial-scale facility, drilling services related to wellfield development, testing and analytical services, and other services.

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

14. Subsequent Events

Restructuring Support Agreement and Related Agreements

As further described in Note 1–Basis of Financial Statement Presentation and Note 10–Equity, on January 14, 2025, the Company entered into a Restructuring Support Agreement with Bluescape, Meridian and Ascend in connection with a restructuring and recapitalization transaction, including the Convertible Notes issued pursuant to the Amended and Restated Note Purchase Agreement by and among the Company, Bluescape, Ascend, the Guarantors from time to time party thereto and Alter Domus (US) LLC, as collateral agent. The Restructuring Support Agreement contemplates either an Out-of-Court Restructuring or In-Court Restructuring, the terms of which are described in further detail within Note 1–Basis of Financial Statement Presentation.

January 2025 Notes

As further described in Note 7–Debt, on January 14, 2025, the Company entered into Amendment No. 4 to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new January 2025 Notes in substantially the same form and under the same terms as the September 2024 Notes, in an aggregate principal amount of $5.0 million to Bluescape, Ascend and Meridian, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 4. Amendment No. 4 also extended the date to which the Company must comply with a financial covenant for the Company to maintain a cash balance of at least $7.5 million from December 31, 2024 to March 31, 2025.

Reverse Stock Split

As further described in Note 1–Basis of Financial Statement Presentation, on January 21, 2025, the Company’s stockholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock at a ratio ranging from any whole number between 1-for-10 and 1-for-25, with the exact ratio within such range to be determined by the Company’s Board in its discretion. On February 3, 2025, the Board approved a 1-for-23 Reverse Stock Split, which will become effective upon filing of the amendment to the Company’s Amended and Restated Certificate of Incorporation with the

Secretary of State of the State of Delaware. As of the date these financial statements were issued, the Reverse Stock Split had not yet become effective and the Company’s Common Stock had not yet begun to trade on a reverse split-adjusted basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the three and six months ended December 31, 2024 and 2023. This MD&A should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements, the accompanying notes thereto and other financial information included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, filed with the SEC on September 9, 2024 (the “Annual Report”). Except for historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described elsewhere in this Form 10-Q under “Item 1A. Risk Factors” and elsewhere in our Annual Report filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.” References within this MD&A to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc., and its subsidiaries.

Overview

5E Advanced Materials, Inc. is focused on becoming a vertically integrated global leader and supplier of specialty boron and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. We hold 100% of the rights through ownership in the 5E Boron Americas (Fort Cady) Complex (the “Project”) through our wholly owned subsidiary 5E Boron Americas LLC. Our Project is underpinned by a mineral resource that includes boron and lithium, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. Our vision is to safely process boric acid, lithium carbonate and industry minerals through sustainable best practices to enable decarbonization, food security and domestic supply surety.

Recent Developments

Restructuring Support Agreement and Related Agreements

On January 14, 2025, we entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with BEP Special Situations IV LLC (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC, for and on behalf of Strategic SP (together with Meridian, “Ascend”) in connection with certain restructuring and recapitalization transactions with respect to our capital structure (collectively the “Transaction”), including our senior secured convertible promissory notes (the "Convertible Notes“) issued pursuant to the Amended and Restated Note Purchase Agreement, dated January 18, 2024 by and among us, Bluescape, Ascend, the Guarantors from time to time party thereto and Alter Domus (US) LLC, as collateral agent (as amended, the “Amended and Restated Note Purchase Agreement”).

Pursuant to the Restructuring Support Agreement, the parties agreed to implement the Transaction either as an:

•
Out-of-Court Restructuring: Subject to the satisfaction of customary conditions, including approval by our stockholders, a recapitalization through, among other things:
o
pursuant to an Exchange Agreement dated January 14, 2025 among Ascend, Bluescape and us (the “Exchange Agreement”), the issuance of an aggregate of 312,490,076 shares of our common stock, par value $0.01 per share (“Common Stock”) to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes (the “Exchange”);
o
pursuant to a Securities Subscription Agreement dated January 14, 2025 among Ascend, Bluescape and us (the “Subscription Agreement”), the issuance and sale by us of an aggregate of $5.0 million of Common Stock to Ascend and Bluescape at a price per share equal to the lesser of (a) $0.2920 per share (appropriately adjusted to reflect any stock split, stock dividend, stock combination, recapitalization, or the like occurring after the date of the Restructuring Support Agreement) and (b) the volume weighted average price for the Common Stock on the five consecutive trading days immediately following the date of the Exchange (the “Subscription Price”);
o
pursuant to the Subscription Agreement, the issuance by us to Ascend and Bluescape of warrants with a one-year term (the “Restructuring Warrants”) to purchase an aggregate number of shares of Common Stock represented by up to $20.0 million divided by the Subscription Price, at a price per share equal to the Subscription Price; and

o
pursuant to a Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025 among Ascend, Bluescape and us (the “IRRA”), the right of each of Ascend and Bluescape to designate two directors to serve on our Board following the consummation of the Transaction for so long as such party beneficially owns 25% of our Common Stock and one director to serve on our Board for so long as such party beneficially owns 10% of our Common Stock (clauses (i) through (iv), together, the “Out-of-Court Restructuring”); or
•
In-Court Restructuring: To the extent that the terms of or the conditions precedent to the Out-of-Court Restructuring cannot be timely satisfied or waived, we shall file voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a United States Bankruptcy Court (the “Bankruptcy Court”) pursuant to a pre-packaged plan of reorganization (the “Pre-Packaged Chapter 11 Plan”) pursuant to which, among other things, all of our existing equity interests shall be extinguished, with Ascend and Bluescape each owning their respective pro rata share of 100% of the new equity interests in the Company upon the effective date of the Pre-Packaged Chapter 11 Plan (the “In-Court Restructuring”). The Restructuring Support Agreement further provides that Ascend and Bluescape shall provide a $10.0 million debtor-in-possession financing facility pursuant to a debtor-in-possession credit agreement to be agreed upon by the parties and, as necessary, approved by the Bankruptcy Court.

January 2025 Notes

On August 11, 2022, the Company executed a $60.0 million private placement of senior secured convertible notes (the “August 2022 Notes”) with Bluescape. On January 18, 2024, the Company entered into an amended and restated note purchase agreement (the “January 2024 Amended and Restated Note Purchase Agreement”) which modified certain terms of the August 2022 Notes, including to extend the maturity date of the August 2022 Notes to August 15, 2028.

On May 28, 2024, the Company entered into a second amendment (“Amendment No. 2”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the August 2022 Notes, as amended, in an aggregate principal amount of $6.0 million (the “June 2024 Notes”) to Bluescape, Ascend and Meridian, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 2 (the “May 2024 Amended and Restated Note Purchase Agreement”).

On September 16, 2024, the Company entered into a third amendment (“Amendment No. 3”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the June 2024 Notes, in an aggregate principal amount of $6.0 million (the “September 2024 Notes”) to Bluescape, Ascend and Meridian, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 3 (the “September 2024 Amended and Restated Note Purchase Agreement”).

On January 14, 2025, the Company entered into a fourth amendment (“Amendment No. 4”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the September 2024 Notes, in an aggregate principal amount of $5.0 million (the “January 2025 Notes” and, together with the August 2022 Notes, the June 2024 Notes and the September 2024 Notes the “Convertible Notes”) to Bluescape, Ascend and Meridian, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 4 (as amended, the “Amended and Restated Note Purchase Agreement”). The Amended and Restated Note Purchase Agreement also extended the date to which the Company must comply with a financial covenant for the Company to maintain a cash balance of at least $7.5 million from December 31, 2024 to March 31, 2025. Concurrently with the execution of Amendment No. 4, the Company entered into the Restructuring Support Agreement, and other related agreements, as discussed above). See Note 7–Debt to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Reverse Stock Split

On January 21, 2025, our stockholders approved amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio ranging from any whole number between 1-for-10 and 1-for-25, with the exact ratio within such range to be determined by the Company’s Board of Directors (the “Board”) in its discretion (the “Reverse Stock Split”). On February 3, 2025, the Board approved a 1-for-23 Reverse Stock Split, which will become effective upon filing of the amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. As of the date these financial statements were issued, the Reverse Stock Split had not yet become effective and the Company’s Common Stock had not yet begun to trade on a reverse split basis. Unless otherwise specified, all share and per share figures within this Quarterly Report on Form 10-Q are presented prior to any adjustment for the Reverse Stock Split.

Highlights for the Three Months ended December 31, 2024

Operational Highlights

During the three months ended December 31, 2024, we optimized plant-level production rates and streamlined overall operations and production processes at our Small-Scale Facility (the “SSF”). Such efforts have resulted in operating cost reductions and an improvement in the quality and consistency of our boric acid production. We continued to maintain production of boric acid at one short ton per day with continuous improvement in production rates and product specification at the facility at a level designed to meet volumetric needs for expanded customer qualification and testing needs for our commercial strategy, while minimizing liquidity impacts.

Commercial Scale Facility

We have made the critical strategic decision to pursue calcium chloride as our byproduct and have now begun incorporating this decision into our commercial basis of design for the commercial scale facility (the “Commercial Scale Facility”) and are working towards partnership and offtake of our potential calcium chloride stream with multiple strategic players. We believe that the pursuit of calcium chloride for our by-production alongside boric acid has the potential to ultimately yield a significant decrease in the capital expenditures needed for our Commercial Scale Facility while simplifying its design, to meaningfully improve the Project’s rate of return.

We also continued to progress FEL-2 engineering for Phase 1 of the Commercial Scale Facility. We anticipate that Fluor, our EPC contractor, will provide a capital estimate for Phase 1 no later than Spring 2025. We continued to focus our efforts during FEL-2 on ensuring the project is appropriately scoped and of high quality to position the Company for success as we move toward FEL-3. We anticipate that FEL-3 engineering will be a seven-to-eight-month process which allows us to target a final investment decision in late 2025.

Commercial Strategy

We have advanced our commercial strategy, and during the quarter, we met a key milestone in our timeline through the delivery of our first truckload of boric acid super sacks to a U.S. customer. In October 2024, we added two seasoned borates sales and marketing professionals who have already driven important advancements in translating customer engagement to initial off-take discussions. We are currently in the process of negotiating contracts for a portion of our initial boric acid production in commercial Phase 1. Additionally, we have expanded the geographic reach of our commercial program to the Asia-Pacific region, with coverage over more than 80% of the global borates demand as we look to high-grade the margin profile of our commercial scale production through targeted industry segmentation.

Reduction in Work Force

During November 2024, we undertook a strategic reduction in work force, which reduced our company-wide headcount by approximately 40% with the goal of optimizing our team, reducing fixed and variable operating costs and increasing our efficiency at current production level at the SSF. We estimate that this initiative could allow us to save approximately $2.2 million in operating expenditures during calendar year 2025.

Financing Highlights

Refer to the discussion above under the headings Recent Developments – Restructuring Support Agreement and Related Agreements, and January 2025 Notes.

Financing Transactions — Liquidity Considerations

Although the January 2025 Notes improved our cash position by providing an aggregate of $5.0 million of proceeds to the Company prior to recognition of issuance costs and fees, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing in order to continue as a going concern and, as long as the Convertible Notes are outstanding, maintain a cash balance in excess of the $7.5 million minimum cash covenant contained in the Amended and Restated Note Purchase Agreement (as discussed in Note 7–Debt to the unaudited condensed consolidated financial statements). An event of default under the September 2024 Amended and Restated Note Purchase Agreement would give the holders of the Convertible Notes the right to cause all of our Convertible Notes to become immediately due and payable, for which we would not have the resources to repay without additional financing. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of the unaudited condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern. Even if additional financing is successfully consummated, including as part of the proposed Out-of-Court Restructuring, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1–Basis of Financial Statement Presentation of the unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below for more information.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended December 31,		Variance		Six Months Ended December 31,		Variance
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
COSTS AND EXPENSES
Project expenses	$1,679	$1,431	$248	17%	$3,233	$3,014	$219	7%
Small-scale facility operating costs	1,080	—	1,080	N/A	2,668	—	2,668	N/A
General and administrative	3,280	7,396	(4,116)	-56%	8,077	13,434	(5,357)	-40%
Research and development	—	6	(6)	-100%	—	45	(45)	-100%
Depreciation and amortization expense	4,992	53	4,939	*	9,962	106	9,856	*
Total costs and expenses	11,031	8,886	2,145	24%	23,940	16,599	7,341	44%
LOSS FROM OPERATIONS	(11,031)	(8,886)	(2,145)	24%	(23,940)	(16,599)	(7,341)	44%
NON-OPERATING INCOME (EXPENSE)
Interest income	25	10	15	150%	48	142	(94)	-66%
Other income	4	—	4	N/A	4	3	1	33%
Derivative gain (loss)	(830)	—	(830)	N/A	1,357	—	1,357	N/A
Interest expense	(2,430)	(1,739)	(691)	40%	(4,585)	(3,526)	(1,059)	30%
Other expense	—	(1)	1	-100%	(5)	(6)	1	-17%
Total non-operating income (expense)	(3,231)	(1,730)	(1,501)	87%	(3,181)	(3,387)	206	-6%
NET INCOME (LOSS)	$(14,262)	$(10,616)	$(3,646)	34%	$(27,121)	$(19,986)	$(7,135)	36%

* Represents a percentage change greater than +/- 300%

Comparison of the three and six months ended December 31, 2024 and 2023

Project expenses

Project expenses include drilling, plug and abandonment, site preparation, engineering, consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our Project. Prior to April 1, 2024, Project expenses also included non-labor related costs incurred to prepare for the operation of the SSF, as these costs were incurred prior to the SSF being placed into operation. For the three months ended December 31, 2024, project expenses increased $248 thousand, or 17%, versus the comparable period in the prior year. The increase was primarily the result of increased wellfield development activity primarily related to the installation of additional observation monitoring wells ($0.4 million). This increase was offset by decreases in: (i) testing and analysis costs ($0.1 million), and (ii) insurance costs ($0.1 million).

For the six months ended December 31, 2024, project expenses increased $219 thousand, or 7%, versus the comparable period in the prior year. The increase was primarily the result of: (i) increased wellfield development activity primarily related to the installation of additional observation monitoring wells ($0.9 million), and (ii) and increase in site related costs ($0.4 million). These increases were offset by decreases in: (i) Environmental Protection Agency and other environmental compliance costs ($0.5 million), (ii) testing and analysis costs ($0.3 million), (iii) insurance costs ($0.2 million), and (iv) expenses incurred relating to our plug and abandonment program to prepare the wellfield for injection operations ($0.1 million).

Small-scale facility operating costs

Small-scale facility operating costs consists of raw materials, salaries and benefits for employees that are directly responsible for the operation of the SSF, and maintenance and upkeep related to the SSF after April 1, 2024. Prior to April 1, 2024, such costs were reported within either Project expenses or General and administrative expenses as the SSF had not yet been placed into operation. For the three months ended December 31, 2024, Small-scale facility operating costs consisted of: (i) salaries and benefits for our employees directly responsible for operating the SSF ($0.8 million), (ii) raw materials necessary to operate the SSF and produce boric acid ($0.2 million), and (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.1 million). There were no comparable expenses for the same period in the prior year as the SSF had not yet been placed into service and such costs were reported as either Project expenses or General and administrative expenses, as appropriate.

For the six months ended December 31, 2024, Small-scale facility operating costs consisted of: (i) salaries and benefits for our employees directly responsible for operating the SSF ($2.0 million), (ii) raw materials necessary to operate the SSF and produce boric acid ($0.4 million), (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.2 million), and (iv) other operating costs ($0.1 million). There were no comparable expenses for the same period in the prior year as the SSF had not yet been placed into service and such costs were reported as either Project expenses or General and administrative expenses, as appropriate.

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries, share based compensation and other expenses. Prior to April 1, 2024, all salaries and benefits for the entire organization were reported in general and administrative expenses. After April 1, 2024, the date which we began operation of the SSF, salaries and benefits for employees that are directly responsible for the operation of the SSF are reported in Small-scale facility operating costs. For the three months ended December 31, 2024, general and administrative expenses decreased $4.1 million, or 56%, versus the comparable period in the prior fiscal year. The decrease was primarily due to: (i) decreases in professional fees, primarily as a result of incurring incremental legal fees in the prior year leading up to the prior-year out-of-court restructuring transaction ($2.4 million), (ii) a reduction of incentive compensation related costs, inclusive of share based compensation expense ($0.8 million), (iii) a reduction in base compensation and employee benefits, resulting from the combined impact of (a) salaries and benefits for personnel responsible for the operation of the SSF now reported as Small-scale facility operating costs, and (b) a reduction in head count across the organization (for a combined impact of $0.8 million), and (iv) a reduction in marketing related costs ($0.1 million).

For the six months ended December 31, 2024, general and administrative expenses decreased $5.4 million, or 40%, versus the comparable period in the prior fiscal year. The decrease was primarily due to: (i) decreases in professional fees, primarily as a result of incurring incremental legal fees in the prior year leading up to the prior-year out-of-court restructuring transaction ($2.8 million), (ii) a reduction in base compensation and employee benefits, resulting from the combined impact of (a) salaries and benefits for personnel responsible for the operation of the SSF now reported as Small-scale facility operating costs, and (b) a reduction in head count across the organization (for a combined impact of $1.8 million), (iii) a reduction of incentive compensation related costs, inclusive of share based compensation expense ($0.4 million), (iv) a reduction in marketing related costs ($0.3 million), and (v) other miscellaneous cost cutting measures across the organization ($0.1 million).

Research and development

Research and development expense includes costs incurred under research agreements with Georgetown University and Boston College that aim to enhance the performance of permanent magnets through increased use of boron. Both engagements were completed during the second fiscal quarter of 2024. Therefore, we incurred no research and development costs in the three and six months ended December 31, 2024.

Depreciation and amortization expense

Depreciation and amortization relates to use of our SSF, injection and recovery wells, owned or leased vehicles, buildings and equipment and the accretion of our asset retirement obligations. For the three months ended December 31, 2024, depreciation and amortization expense increased $4.9 million versus the comparable period in the prior year. For the six months ended December 31, 2024, depreciation and amortization expense increased $9.9 million versus the comparable period in the prior year. These increases were primarily due to placing the SSF and its related injection and recovery wells, facilities, and equipment into service as of April 1, 2024, corresponding with the commencement of operations.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents in short-term (original maturities of three months or less) investments of highly liquid treasury bills and certificates of deposit. For the three months ended December 31, 2024, interest income increased $15 thousand, or 150%, versus the comparable period in the prior fiscal year. For the six months ended December 31, 2024, interest income decreased $94 thousand, or 66%, versus the comparable period in the prior fiscal year. Such increase and decrease correspond to an increase and decrease, respectively, in our average cash and cash equivalent balances between the periods.

Other income

Other income is derived from the third-party use of our hydrology wells, the sale of scrap and other materials, and other non-operating income. For the three months ended December 31, 2024, other income increased $4 thousand versus the comparable period in the prior fiscal year. For the six months ended December 31, 2024, other income increased $1 thousand, or 33%, versus the comparable period in the prior fiscal year. The increases primarily relate to other non-operating income compared to the same periods in the prior year.

Derivative gain

Derivative gain (loss) results from changes in the fair value of the embedded conversion features relating to degressive issuance provisions originally contained in the May 2024 Amended and Restated Note Purchase Agreement, and subsequently incorporated into and continued under the September 2024 Amended and Restated Note Purchase Agreement. As a result, these conversion features were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative”) (as discussed within Note 7-Debt and Note 8-Convertible Note Derivatives to the unaudited condensed consolidated financial statements).

The unrealized derivative gain (loss) during the three months ended December 31, 2024, was primarily due to an increase in our stock price during the period, which resulted in losses on the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative. Our stock price on September 30, 2024 (the last trading day of our prior fiscal quarter) and December 31, 2024 (the end of the current fiscal quarter) was $0.54 and $0.64, respectively. The observed increase in our stock price resulted in increases in the value of the embedded conversion feature liabilities and resulted in aggregate derivative losses of $0.8 million. There were no comparable embedded conversion features requiring bifurcation and separate accounting in the comparative period in the prior fiscal year and therefore there was no related Derivative gain (loss).

The unrealized derivative gain of $1.4 million during the six months ended December 31, 2024, was primarily due to a decrease in our stock price during the period, which resulted in a gain on the June 2024 Convertible Note Derivative. Our stock price on June 28, 2024 (the last trading day prior to the end of our prior fiscal year) and December 31, 2024 (the end of the current fiscal quarter) was $1.21 and $0.64, respectively. The observed decline in our stock price resulted in a decline in the value of the embedded conversion feature liability and a resulting derivative gain of $2.2 million. This derivative gain was offset, to a lesser extent, by a loss with respect to the September 2024 Convertible Note Derivative during the same period. The unrealized derivative loss was primarily due to an increase in our stock price from $0.50 on September 16, 2024 (the issuance date of the September 2024 Notes) to $0.64 on December 31, 2024 (the end of the current fiscal quarter), resulting in an increase in the value of the embedded conversion feature liability during such period and a resulting derivative loss of $0.9 million. There were no comparable embedded conversion features requiring bifurcation and separate accounting in the comparative period in the prior fiscal year and therefore there was no related Derivative gain (loss). On December 31, 2024, the conversion features associated with the June 2024 Notes and September 2024 Notes that resulted in separate accounting expired and the remaining aggregate fair value of such derivatives of $3.6 million was transferred to additional paid-in capital.

Interest expense

Interest expense primarily relates to interest expense incurred on the Convertible Notes and is net of amounts capitalized to construction-in-progress. Prior to the execution of an amended and restated note purchase agreement on January 18, 2024 (the “January 2024 Amended and Restated Note Purchase Agreement”), the August 2022 Notes accrued interest at a rate of 6% when interest was paid-in-kind through the issuance of additional notes. Subsequent to the January 2024 Amended and Restated Note Purchase Agreement and continuing under the September 2024 Amended and Restated Note Purchase Agreement, the August 2022 Notes accrue interest at a rate of 10% when interest is paid-in-kind through the issuance of additional notes, with such rate also applying to the June 2024 Notes and September 2024 Notes. We also recognize interest expense for the amortization of debt issuance costs and the amortization of debt discounts on the Convertible Notes. As part of the modification of the terms of our debt associated with the January 2024 Amended and Restated Note Purchase Agreement, the modified debt was recognized at fair value on our balance sheet which eliminated the prior debt discount and prior debt issuance costs that were amortized to interest expense.

For the three months ended December 31, 2024, interest expense increased $691 thousand, or 40%, versus the comparable period in the prior fiscal year. This increase was primarily due to the combined effect of interest accruing (i) at 10% under the terms of our January 2024 Amended and Restated Note Purchase Agreement compared to 6% under our prior agreement in the prior period, (ii) on a $12.0 million aggregate increase in the principal balance of Convertible Notes resulting from the issuance of the June 2024 Notes and September 2024 Notes, and (iii) on $2.1 million and $3.4 million of interest that was paid-in-kind during February of 2024 and August of 2024, respectively (for a combined impact of $1.1 million increase in interest expense). Interest expense also increased as a result of capitalizing less interest expense to construction-in-progress between periods as a result of the SSF being placed into service on April 1, 2024 and therefore no longer eligible for interest capitalization (an impact of $0.6 million increase in interest expense). These increases were partially offset by the effects of a reduction in the amount of debt discount amortization primarily resulting from the write-off of the remaining unamortized debt discount (established August 26, 2022) and corresponding elimination of the amortization of such amount in connection with the accounting for the January 2024 Amended and Restated Note Purchase Agreement ($1.0 million reduction in interest expense).

For the six months ended December 31, 2024, interest expense increased $1.1 million, or 30%, versus the comparable period in the prior fiscal year. This increase was primarily due to the combined effect of interest accruing (i) at 10% under the terms of our January

2024 Amended and Restated Note Purchase Agreement compared to 6% under our prior agreement in the prior period, (ii) on a $12.0 million aggregate increase in the principal balance of Convertible Notes resulting from the issuance of the June 2024 Notes and September 2024 Notes, and (iii) on $2.1 million and $3.4 million of interest that was paid-in-kind during February of 2024 and August of 2024, respectively (for a combined impact of $2.0 million increase in interest expense). Interest expense also increased as a result of capitalizing less interest expense to construction-in-progress between periods as a result of the SSF being placed into service on April 1, 2024 and therefore no longer eligible for interest capitalization (an impact of $1.2 million increase in interest expense). These increases were partially offset by the effects of a reduction in the amount of debt discount amortization primarily resulting from the write-off of the remaining unamortized debt discount (established August 26, 2022) and corresponding elimination of the amortization of such amount in connection with the accounting for the January 2024 Amended and Restated Note Purchase Agreement ($2.1 million reduction in interest expense).

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had cash and cash equivalents of $0.8 million and a working capital deficit of $8.0 million compared to $4.9 million of cash and cash equivalents and a working capital deficit of $2.9 million as of June 30, 2024. Our predominant source of cash has been generated through equity financing from issuances of our common stock and equity-linked securities, including our Convertible Notes. Since inception, we have not generated revenues, and as such, have relied on equity financing and equity-linked instruments to fund our operating and investing activities. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions.

A summary of our cash flows for the six months ended December 31, 2024 and 2023 follows.

	For the six months ended December 31,		Variance
	2024	2023	$	%
	($ in thousands)
Net cash used in operating activities	$(11,677)	$(14,772)	$3,095	-21%
Net cash used in investing activities	(781)	(3,486)	2,705	-78%
Net cash provided by financing activities	8,386	(20)	8,406	*
Net increase (decrease) in cash and cash equivalents	$(4,072)	$(18,278)	$14,206	-78%

* Represents a percentage change greater than +/- 300%

Cash Flows Used For Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of general and administrative costs (exclusive of share based compensation), costs incurred in furthering the Project, preparing us for the operation of the SSF, and operating costs of the SSF. During the six months ended December 31, 2024, we used $11.7 million of cash for operating activities, a decrease of approximately $3.1 million or 21% compared to the comparable period in the prior fiscal year. The decrease in cash used in operations during the current period primarily results from the combined decrease in General and administrative and Small-scale facility operating costs, net of non-cash share based compensation expense (refer to the discussion of year-over-year changes in Project expenses and General and administrative expenses above for additional details).

Cash Flows Used For Investing Activities

Our cash flows used for investing activities primarily relate to equipment purchases, engineering, the construction and commissioning of our SSF, and FEL-2 engineering related to our commercial-scale facility. During the six months ended December 31, 2024, we used $0.8 million of cash for investing activities, a decrease of approximately $2.7 million, or 78%, compared to the comparable period in the prior fiscal year. Net cash used in investing activities during the six months ended December 31, 2024 related to engineering services for FEL-2 engineering of our commercial-scale facility. Net cash used in investing activities during the six months ended December 31, 2023 primarily related to final construction and commissioning of our SSF.

Cash Flows From Financing Activities

Our cash flows from financing activities primarily relate to equity and equity-linked financing transactions to fund our business and operations. Cash flows provided by financing activities for the six months ended December 31, 2024 were the result of (i) approximately $3.0 million of net proceeds received from the August 2024 Equity Offering, after recognition of the related costs and fees, (ii) approximately $5.5 million of proceeds received from the issuance of September 2024 Notes, after recognition of the related costs and fees, and (iii) approximately $0.1 million of taxes withheld and paid upon the vesting and release of shares for equity awards. Cash flows used in financing activities during the comparable prior fiscal year were the result of payments on the Company’s vehicle loans.

January 2025 Notes Offering

Refer to the discussion above under the caption Recent Developments – January 2025 Notes for a description of the notes offering completed during January 2025.

Convertible Notes Summary

As of December 31, 2024, we had an aggregate principal amount of Convertible Notes of approximately $81.1 million outstanding. The Convertible Notes are convertible into shares of the Company’s Common Stock, are secured by substantially all of the Company’s assets and mature on August 15, 2028, as further described below. Additional details related to the Convertible Notes can be found in Note 7–Debt to the unaudited condensed consolidated financial statements.

The August 2022 Notes are convertible into 66,261,623 shares of Common Stock (including principal and accrued interest paid-in-kind until maturity) and may be convertible into a maximum of an additional 33,130,816 Additional Shares upon the occurrence of a Make-Whole Fundamental Change.

The June 2024 Notes are convertible into 6,252,367 shares of Common Stock (including principal and accrued interest paid-in-kind until maturity) and may be convertible into a maximum of an additional 3,126,184 Additional Shares upon the occurrence of a Make-Whole Fundamental Change.

The September 2024 Notes are convertible into 9,380,671 shares of Common Stock (including principal and accrued interest paid-in-kind until maturity) and may be convertible into a maximum of an additional 3,908,615 Additional Shares upon the occurrence of a Make-Whole Fundamental Change.

The January 2025 Notes are convertible into 24,317,039 shares of Common Stock (including principal and accrued interest paid-in-kind until maturity) and may be convertible into a maximum of an additional 10,113,955 Additional Shares upon the occurrence of a Make-Whole Fundamental Change.

If the Out-of-Court Restructuring transaction is consummated (refer to Recent Developments – Restructuring Support Agreement and Related Agreements above), the Convertible Notes, including accrued interest thereon, will be exchanged for 312,490,076 shares of our Common Stock, and all related rights and obligations (other than with respect to expense and reimbursement or indemnification obligations under the Amended and Restated Note Purchase Agreement, or obligations that expressly survive the termination of the Amended and Restated Note Purchase Agreement) will be extinguished.

Restructuring Support Agreement and Related Agreements

Refer to the discussion above under the caption Recent Developments – Restructuring Support Agreement and Related Agreements for a description of the restructuring support agreement we entered into during January 2025, and the potential related impacts of such agreements.

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

The Series A Warrants and the Series B Warrants are initially exercisable on February 27, 2025. The Series A Warrants will expire on February 27, 2030 and the Series B Warrants will expire on February 27, 2027. The Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. The Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the Warrants), including the right of the holder thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Common Stock in such fundamental transaction in the amount of the Black Scholes value (as described in the Warrants) of the unexercised portion of the Warrant on the date of the consummation of such fundamental transaction. The Warrants include cashless exercise rights to the extent the resale of the shares of Common Stock underlying the Warrants are not registered under the Securities Act.

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

We did not sell any shares of common stock nor receive any proceeds under the Equity Distribution Agreement during the six months ended December 31, 2024. As a result of the August 2024 Equity Offering, we are precluded from utilizing the ATM program until after August 27, 2025.

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, costs necessary to further the engineering of our proposed commercial-scale complex, operating costs for the SSF, project related costs, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include repayment of outstanding borrowings and interest payment obligations under our Convertible Notes (which may be avoided to the extent the Convertible Notes are converted to shares of our Common Stock and/or interest is paid-in-kind) and future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” “Long-term Debt” and “Commitments and Contingencies” footnotes in the unaudited condensed consolidated financial statements for more information on certain of these expenditures and obligations.

Contractual Commitments and Contingencies

Purchase Obligations

As of December 31, 2024, we had purchase order commitments of approximately $2.4 million primarily for raw materials for the operation of the SSF, engineering services for our proposed commercial-scale facility, drilling services related to wellfield development, testing and analytical services, and other services.

Future Capital Requirements

Over the next 12 months we have the following plans that will require additional capital:

•
Operate the SSF to provide the necessary data for our commercial-scale facility and progress our customer qualification program;
•
Progress FEL-2, FEL-3, and detailed engineering;
•
Optimize well-field design in an effort to reduce future mining capital and operational expenditure through various drilling techniques such as directional, horizontal, and radial drilling;
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

Although the August 2024 Equity Offering, issuance of the September 2024 Notes and issuance of the January 2025 Notes each discussed above, improved our cash position, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing within the next twelve months in order to continue as a going concern and, as long as the Convertible Notes remain outstanding, maintain a cash balance in excess of the $7.5 million minimum cash covenant contained in the Amended and Restated Note Purchase Agreement, which goes into effect March 31, 2025. Although the proposed Out-of-Court Restructuring (refer to the discussion above under the caption Recent Developments – Restructuring Support Agreement and Related Agreements) may provide additional capital to us through the equity that would be issued upon consummation of the transaction, and potential proceeds that may be received by us if the Restructuring Warrants are subsequently exercised, the transaction remains subject to the satisfaction of customary conditions, including approval by the Company’s stockholders, which there can be no guarantee will occur. Absent additional financing as outlined above, we may no longer be able to meet our ongoing obligations, continue operations or achieve the milestones outlined above. If the Out-of-Court Restructuring is not consummated, and we are not able to secure additional financing and our cash balance falls below $7.5 million after March 31, 2025, an event of default under the Amended and Restated Note Purchase Agreement would occur if not cured after 30 days. An event of default would give the holders of the Convertible Notes the right to cause our Convertible Notes balance outstanding to become immediately due and payable, for which we would not have the resources to repay without additional financing.

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

The receipt of any potential funding cannot be considered probable at this time because these plans are not entirely within our control as of the date of the unaudited condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q are issued. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1-Basis of Financial Statement Presentation of the unaudited condensed consolidated financial statements for more information.

Critical Accounting Policies

A complete discussion of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no significant changes in our critical accounting policies during the six months ended December 31, 2024.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosure requirements, including significant segment expenses and interim disclosures. The guidance allows for disclosure of multiple measures of a segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by ASU 2023-07 and all existing disclosures required by the existing segment disclosure guidance. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments are to be applied retrospectively, and early adoption is permitted. We are evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state, and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. We are evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and our plan for adoption, including the adoption date and transition method.

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

In November 2024, the FASB issued ASU 2024-04, Debt–Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06, which includes the Company. Adoption can be on a prospective or retrospective basis. We adopted ASU 2024-04 effective January 1, 2025 on a prospective basis.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in the evaluation for the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to a restructuring support agreement that contemplates certain restructuring and recapitalization transactions involving our outstanding convertible notes. The consummation of these transactions is subject to various closing conditions, including approval by our stockholders, and would result in substantial dilution to our existing stockholders and in a significant amount of our Common Stock being held by Ascend and Bluescape. If these transactions are not consummated, we expect to undertake a restructuring by voluntarily filing cases under chapter 11 of title of the United States Code, which, among other things, would result in the extinguishment of all of our equity interests.

As previously disclosed, on January 14, 2025, we entered into a restructuring support agreement (the “Restructuring Support Agreement”) with BEP Special Situations IV LLC (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC, for and on behalf of Strategic SP (together with Meridian, “Ascend”) relating to certain restructuring and recapitalization transactions with respect to our capital structure (collectively the “Transaction”), including our outstanding Convertible Notes.

Pursuant to the Restructuring Support Agreement, the parties agreed to implement the Transaction either as an:

•
Out-of-Court Restructuring: Subject to the satisfaction of customary conditions, including approval by our stockholders, a recapitalization through, among other things:
o
pursuant to an Exchange Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “Exchange Agreement”), the issuance of an aggregate of 312,490,076 shares of our Common Stock to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes (the “Exchange”);
o
pursuant to a Securities Subscription Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “Subscription Agreement”), the issuance and sale by the Company of an aggregate of $5.0 million of Common Stock to Ascend and Bluescape at a price per share equal to the lesser of (a) $0.2920 per share (appropriately adjusted to reflect any stock split, stock dividend, stock combination, recapitalization, or the like occurring after the date of the Restructuring Support Agreement) and (b) the volume weighted average price for the Common Stock on the five consecutive trading days immediately following the date of the Exchange (the “Subscription Price”);
o
pursuant to the Subscription Agreement, the issuance by the Company to Ascend and Bluescape of warrants with a one-year term (the “Warrants”) to purchase an aggregate number of shares of Common Stock represented by up to $20.0 million divided by the Subscription Price, at a price per share equal to the Subscription Price; and
o
pursuant to a Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “IRRA”), the right of each of Ascend and Bluescape to designate two directors to serve on the Company’s Board following the consummation of the Transaction for so long as such party beneficially owns 25% of the Company’s Common Stock and one director to serve on the Company's Board for so long as such party beneficially owns 10% of the Company's Common Stock (clauses (i) through (iv), together, the “Out-of-Court Restructuring”); or
o
In-Court Restructuring: To the extent that the terms of or the conditions precedent to the Out-of-Court Restructuring cannot be timely satisfied or waived, the Company shall file voluntary pre-packaged cases (the

“Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in a United States Bankruptcy Court (the “Bankruptcy Court”) pursuant to a pre-packaged plan of reorganization (the “Pre-Packaged Chapter 11 Plan”) pursuant to which, among other things, all existing equity interests of the Company shall be extinguished, with Ascend and Bluescape each owning their respective pro rata share of 100% of the new equity interests in the Company upon the effective date of the Pre-Packaged Chapter 11 Plan (the “In-Court Restructuring”).

If the out-of-court restructuring is consummated, our stockholders will experience substantial dilution. Based on share information as of February 12, 2025, 2025 and assuming the Subscription Price is $0.2920 per share, Ascend and Bluescape would hold more than 80% of our outstanding Common Stock immediately after the Transaction, in addition to approximately 68.5 million shares they may acquire upon exercise of the Warrants. Our current stockholders would hold less than 20% of our Common Stock immediately after the Transaction. If Ascend and Bluescape were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these parties, if they choose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

These parties may have interests that are different than those of other stockholders. Additionally, Ascend and Bluescape will each have the right to designate two directors to serve on our Board immediately following the Transaction.

The consummation of the of-court restructuring is subject to various closing conditions, including approval by our stockholders. If the out-of-court restructuring is not consummated, then we will commence Chapter 11 Cases as contemplated by the Restructuring Support Agreement and seek approval to implement the Pre-Packaged Chapter 11 Plan. Under such plan, the equity interests of our stockholders would be extinguished in their entirety.

As long as the Convertible Notes remain outstanding, there are risks associated with the Convertible Notes that could adversely affect our business and financial condition.

We initially issued $60.0 million aggregate principal amount of our Convertible Notes in August 2022 pursuant to a note purchase agreement, which was subsequently amended and restated in January 2024 and then further amended and restated on May 28, 2024 (the “Amendment No. 2” and, as further, the “Amended and Restated Note Purchase Agreement”) in connection with the issuance and sale of the June 2024 Notes in an aggregate principal amount of $6.0 million pursuant to the Amended and Restated Note Purchase Agreement.

On September 16, 2024, we entered into Amendment No. 3 to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the June 2024 Notes, the September 2024 Notes in an aggregate principal amount of $6.0 million to Ascend and Bluescape.

On January 14, 2025, the Company entered into Amendment No. 4 to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell the new January 2025 Notes in substantially the same form and under the same terms as the September 2024 Notes, in an aggregate principal amount of $5.0 million to Ascend and Bluescape, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement, which included an extension from December 31, 2024 to March 31, 2025 for date by which the Company must comply with a financial covenant for the Company to maintain a cash balance of at least $7.5 million.

The Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually, or 10.00% per annum if we elect to pay such interest in kind through the delivery of additional Convertible Notes. The Convertible Notes are secured by substantially all of the Company’s assets and mature on August 15, 2028. The Convertible Notes are convertible into our Common Stock at a conversion rate of 650.4065 shares of Common Stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate”), representing a conversion price of approximately $1.5375 per share. The June 2024 Notes are convertible into the Company’s Common Stock based upon a Conversion Rate of 692.7990 shares of Common Stock per $1,000 principal amount of June 2024 Notes, representing a conversion price of approximately $1.4434 per share. The September 2024 Notes are convertible into the Company’s Common Stock based upon a Conversion Rate of 1,066.6667 shares of Common Stock per $1,000 principal amount of September 2024 Notes, representing a conversion price of approximately $0.9375 per share. The January 2025 Notes are convertible into the Company’s Common Stock based upon a Conversion Rate of 3,424.9375 shares of Common Stock per $1,000 principal amount of January 2025 Notes, representing a conversion price of approximately $0.2920 per share. The Convertible Notes are convertible into up to an aggregate of 106,211,700 shares of our Common Stock, including accrued interest paid-in-kind through maturity, provided, however, that no shares of Common Stock will be issuable upon conversion of the January 2025 Notes that would require approval of the Company’s stockholders under the applicable listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), prior to such approval being obtained.

The Amended and Restated Note Purchase Agreement provides for certain adjustments to the Conversion Rate to increase the number of shares of Common Stock issuable upon conversion (the “Additional Shares”) following certain corporate events that may occur prior to the maturity date of the Convertible Notes, including a change of control transaction, liquidation of our company or any failure of our Common Stock to be listed on Nasdaq or any other eligible exchange (a “Make-Whole Fundamental Change”). Upon the occurrence of a Make-Whole Fundamental Change, the Conversion Rate will be increased by up to 325.2033, 346.3996, 444.4445 and 1,424.5016 Additional Shares per $1,000 principal amount of August 2022 Notes, June 2024 Notes, September 2024 Notes and January 2025 Notes, respectively, based on the timing of the Make-Whole Fundamental Change and the trading price of the Common Stock at such time or the cash received by holders of the Common Stock in connection with such Make-Whole Fundamental Change, as applicable, as further described in the Amended and Restated Note Purchase Agreement (the “Make-Whole Adjustment”).

The Amended and Restated Note Purchase Agreement provides for customary events of default, such as our insolvency or failure to make timely payments of principal or interest or to comply with financial or other covenants. The Convertible Notes also contain customary affirmative and negative covenants, including limitations on incurring additional indebtedness or the creation of additional liens on our assets. The Amended and Restated Note Purchase Agreement also contains a minimum cash covenant of $7.5 million, which goes into effect March 31, 2025.

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

The exercise of some or all of the warrants will dilute the ownership interests of existing stockholders and increase the number of shares of common stock eligible for resale in the public market. Any sales in the public market of the shares of common stock issuable upon such exercise of the warrants, or the anticipation of such exercises and sales, could adversely affect the prevailing market prices of our common stock. Additionally, the existence of the warrants may encourage short selling by market participants because the exercise of the warrants could be used to satisfy short positions, or the anticipated exercise of the warrants for shares of common stock could depress the price of our common stock.

Nasdaq may de-list our securities from its exchange, which could limit investors’ ability to transact in our securities, subject us to additional trading restrictions and substantially increase the number of shares issuable upon conversion of our outstanding convertible notes .

We are required to meet the continued listing requirements of the Nasdaq Global Select Market and if we fail to satisfy such continued listing requirements, Nasdaq may take steps to delist our securities. For example, on September 12, 2024, we received written notice from Nasdaq (the “Bid Price Notice”) notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Select Market (the “Minimum Bid Price Requirement”). The Bid Price Notice had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 11, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days as required under Nasdaq Listing Rule 5810(c)(3)(A) (unless the Nasdaq staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)) during the 180-day period prior to March 11, 2025).

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

We intend to actively monitor the closing bid price of our common stock and will consider all available options to regain compliance with the minimum bid price requirement, which may include transferring the listing to the Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split. On January 21, 2025, our stockholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation to effect a Reverse Stock Split at a ratio ranging from any whole number between 1-for-10 and 1-for-25, with the exact ratio within such range to be determined by the Company’s Board in its discretion. On February 3, 2025, the Board approved a 1-for-23 Reverse Stock Split, which will become effective upon filing of the amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. As of the date of this Quarterly Report on Form 10-Q, the Reverse Stock Split had not yet become effective and the Company’s Common Stock had not yet begun to trade on a reverse split-adjusted basis. However, there can be no assurance that the Reverse Stock Split, once implemented, will increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from such a reverse stock split could adversely affect the liquidity of our common stock. There can also be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements, or be successful in appealing any subsequent delisting determination.

Further, on November 20, 2024, we received written notice (the “Stockholders’ Equity Notice”) from Nasdaq notifying the Company that we were not in compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A), which requires companies listed on the Nasdaq Global Select Market to maintain a minimum of $10,000,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Rule”). The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 reported stockholders’ equity of $2,094,000 as of September 30, 2024. The Stockholders’ Equity Notice had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(2)(A), we were provided with 45 calendar days, or until January 6, 2025, to submit a plan to regain compliance (the “Compliance Plan”), which we timely submitted to Nasdaq. On January 10, 2025, Nasdaq accepted our Compliance Plan and granted an extension until May 19, 2025 to evidence compliance with the Stockholders’ Equity Rule. We believe the successful completion of the out-of-court restructuring is critical to regaining compliance with the Stockholders’ Equity Rule. However, there can be no assurance that we will be able to regain compliance with the Stockholders’ Equity Rule though the successful completion of the out-of-court restructuring or through other means by May 19, 2025 or that we will otherwise maintain compliance with any of the other applicable listing requirements. Moreover, there is no assurance that any actions that we take will be successful in restoring our compliance with the Stockholders Equity Rule or the Bid Price Rule will prevent future non-compliance therewith. If we fail to regain compliance with the Stockholders’ Equity Rule, Nasdaq will notify us of its determination to delist our common stock.

If our common stock is delisted from Nasdaq in the future, we expect our securities would be quoted on an over-the-counter market. If this occurs, we could face significant material adverse consequences, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

Except as previously disclosed in Current Reports on Form 8-K, there were no unregistered sales of equity securities during the three months ended December 31, 2024.

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

None.

(c) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Title
3.1

Amended and Restated Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

3.2	Second Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K filed with the SEC on November 1, 2024).
4.1	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.2	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
10.2	Restructuring Support Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.3	Exchange Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.4	Securities Subscription Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.5	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.6

Fourth Amended and Restated Investor and Registration Rights Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).

10.7

Amendment No. 4 to the Amended and Restated Note Purchase Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).

10.8*	Non-Employee Director Compensation Policy.
10.9

Amendment to the 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 24, 2025).

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

5E Advanced Materials, Inc.

Date: February 13, 2025	By:	/s/ Paul Weibel
Paul Weibel
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2025	By:	/s/ Joshua Malm
Joshua Malm
Chief Financial Officer (Principal Financial Officer)