Form 10-Q
period 2025-03-31
5E Advanced Materials, Inc.
filed 2025-05-15
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were 20,017,746 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

References herein to the “Company,” “we,” “our,” “us,” and "5E" refer to 5E Advanced Materials, Inc., and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2025 and documents incorporated by reference herein (this “Form 10-Q) include statements that express our and our subsidiaries’ opinions, expectations, beliefs, plans, goals objectives, assumptions or projections regarding future events or future financial performance and results, financial condition, business strategy, including certain projections, milestones, targets, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “forecasts,” “budgets,” “targets,” “aims,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, and in each case including their negative or other variations of comparable terminology. However, not all forward-looking statements contain these identifying words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our ability to secure additional financing and continue as a going concern, and our ability to operate the SSF and develop the Project (each as defined herein), production forecasts and capital expenditure estimates. Forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business.

The forward-looking statements in this Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including risks described under the heading “Part II, Item 1A. – Risk Factors” in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Other sections of this Quarterly Report on Form 10-Q include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference or incorporate by reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. You are advised, however, to consult any additional disclosures we make in our reports to the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in our latest Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and this Quarterly Report on Form 10-Q.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,032	$4,896
Prepaid expenses and other current assets	547	1,913
Total current assets	4,579	6,809
Mineral rights and properties, net	7,622	7,616
Construction in progress	2,052	608
Properties, plant and equipment, net	58,665	73,872
Reclamation bond deposit	319	311
Right of use asset	172	282
Other assets	—	6
Total assets	$73,409	$89,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,056	$9,567
Lease liabilities, current	91	141
Total current liabilities	6,147	9,708
Long-term debt, net	33	64,831
Convertible note derivative liabilities	—	3,315
Lease liabilities	90	149
Asset retirement obligations	877	795
Total liabilities	7,147	78,798

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 360,000 shares authorized; 17,996 and 2,753 shares outstanding March 31, 2025 and June 30, 2024, respectively	180	28
Additional paid-in capital	287,924	210,679
Retained earnings (accumulated deficit)	(221,842)	(200,001)
Total stockholders’ equity	66,262	10,706
Total liabilities and stockholders’ equity	$73,409	$89,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Operating expenses:
Project expenses	$1,050	$1,155	$4,283	$4,169
Small-scale facility operating costs	897	—	3,564	—
General and administrative	3,265	2,997	11,342	16,431
Research and development	—	—	—	45
Depreciation and amortization expense	4,992	53	14,955	159
Total operating expenses	10,204	4,205	34,144	20,804
Income (loss) from operations	(10,204)	(4,205)	(34,144)	(20,804)

Non-operating income (expense):
Interest income	21	73	68	215
Other income	—	4	4	7
Gain (loss) on extinguishment of debt	17,333	(20,953)	17,333	(20,953)
Derivative gain (loss)	—	—	1,357	—
Interest expense	(1,869)	(822)	(6,454)	(4,348)
Other expense	(1)	(2)	(5)	(8)
Total non-operating income (expense)	15,484	(21,700)	12,303	(25,087)

Income (loss) before income taxes	5,280	(25,905)	(21,841)	(45,891)

Income tax provision (benefit)	—	—	—	—
Net income (loss)	$5,280	$(25,905)	$(21,841)	$(45,891)

Net income (loss) per common share:
Basic	$0.73	$(10.18)	$(5.05)	$(21.56)
Diluted	$(0.97)	$(10.18)	$(5.05)	$(21.56)
Weighted average common shares outstanding — basic	7,207	2,544	4,329	2,129
Weighted average common shares outstanding — diluted	10,452	2,544	4,329	2,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(21,841)	$(45,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,955	159
Share based compensation	1,841	2,088
Loss on extinguishment of debt	(17,333)	20,953
Unrealized (gain) loss on convertible note derivatives	(1,357)	—
Transaction costs incurred in troubled debt restructuring	(837)	—
Accretion of asset retirement obligations	59	53
Amortization of debt issuance costs and discount — convertible notes	1,095	3,306
Amortization of right of use asset	110	120
Interest earned on reclamation bond	(8)	—
Change in:
Prepaid expenses and other current assets	1,366	(204)
Accounts payable and accrued liabilities	4,543	(221)
Net cash used in operating activities	(17,407)	(19,637)

Cash Flows From Investing Activities:
Construction in progress	(1,377)	(5,790)
Properties, plant and equipment additions	(104)	(88)
Refund on previously acquired equipment	86	—
Net cash used in investing activities	(1,395)	(5,878)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,018	15,794
Proceeds from debt exchange transaction, net of issuance costs	4,891	—
Proceeds from issuance of convertible notes	11,000	—
Debt issuance costs	(764)	(2,586)
Payments on note payable	(31)	(30)
Taxes withheld for equity award vesting	(176)	—
Net cash provided by financing activities	17,938	13,178

Net increase (decrease) in cash and cash equivalents	(864)	(12,337)
Cash and cash equivalents at beginning of period	4,896	20,323
Cash and cash equivalents at end of period	$4,032	$7,986

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3	$22

Noncash Investing and Financing Activities:
Accounts payable and accrued liabilities change related to capital additions	$(220)	$2,365
Accounts payable and accrued liabilities change related to equity issuance costs	—	—
Accounts payable and accrued liabilities change related to debt issuance costs	(271)	—
Recognition of operating lease liability and right of use asset	—	234
Interest paid through issuance of additional convertible notes (Note 7)	7,441	3,961
Increase in asset retirement costs	$23	$—
Convertible note derivatives liability reclassification to equity (Note 8)	3,601	—
Net fair value of equity interest exchanged for convertible notes (Note 7)	65,059	—
Increase in net long-term debt resulting from modification (Note 7)	—	20,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	1,921	$19	$191,535	$(137,988)	$53,566
Vesting of restricted share units	2	—	(31)	—	(31)
Share based compensation expense	—	—	599	—	599
Net income (loss)	—	—	—	(9,370)	(9,370)
Balance at September 30, 2023	1,923	$19	$192,103	$(147,358)	$44,764
Vesting of restricted share units	—	—	(62)	—	(62)
Share based compensation expense	—	—	906	—	906
Net income (loss)	—	—	—	(10,616)	(10,616)
Balance at December 31, 2023	1,923	$19	$192,947	$(157,974)	$34,992
Issuance of common stock, net of offering costs	829	9	15,785	—	15,794
Share based compensation expense	—	—	583	—	583
Net income (loss)	—	—	—	(25,905)	(25,905)
Balance at March 31, 2024	2,752	$28	$209,315	$(183,879)	$25,464

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	2,753	$28	$210,679	$(200,001)	$10,706
Issuance of common stock, net of offering costs	232	2	1,520	—	1,522
Issuance of warrants, net of offering costs	—	—	1,502	—	1,502
Vesting of restricted share units	10	—	(127)	—	(127)
Share based compensation expense	—	—	1,350	—	1,350
Net income (loss)	—	—	—	(12,859)	(12,859)
Balance at September 30, 2024	2,995	$30	$214,924	$(212,860)	$2,094
Vesting of restricted share units	1	—	(9)	—	(9)
Share based compensation expense	—	—	179	—	179
Convertible note derivative liability reclassification	—	—	3,601	—	3,601
Net income (loss)	—	—	—	(14,262)	(14,262)
Balance at December 31, 2024	2,996	$30	$218,695	$(227,122)	$(8,397)
Shares issued in debt exchange:
Debt exchange, net of issuance costs	13,587	136	56,962	—	57,098
Common stock, net of issuance costs	1,408	14	4,362	—	4,376
Warrants, net of issuance costs	—	—	7,639	—	7,639
Vesting of restricted share units	5	—	(46)	—	(46)
Share based compensation expense	—	—	312	—	312
Net income (loss)	—	—	—	5,280	5,280
Balance at March 31, 2025	17,996	$180	$287,924	$(221,842)	$66,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2024. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2025, results of operations for the three and nine months ended March 31, 2025 and 2024 and cash flows for the nine months ended March 31, 2025 and 2024 have been included. Operating results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2025.

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

Basis of Consolidation

The unaudited condensed consolidated financial statements comprise the financial statements of 5E Advanced Materials, Inc. and its wholly owned subsidiaries, American Pacific Borates Pty Ltd. and 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation, (“5EBA”)), (collectively, the “Company”). The Company holds 100% of the mineral rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California, through its ownership of 5EBA. In preparing the condensed consolidated financial statements, all intercompany balances and transactions, income and expenses and profit and losses resulting from intra-company transactions have been eliminated.

Reverse Stock Split

On January 21, 2025, at an annual meeting of stockholders, the Company’s stockholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, par value $0.01 (“Common Stock”) at a ratio ranging from any whole number between 1-for-10 and 1-for-25, with the exact ratio within such range to be determined by the Company’s Board of Directors (the “Board”) in its discretion. On February 3, 2025, the Board approved a 1-for-23 Reverse Stock Split, which became effective at 5:00 p.m., Eastern Time on February 14, 2025 (the “Effective Time”), upon filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, at the Effective Time, every 23 shares of the Company's issued and outstanding shares of Common Stock immediately prior to the Effective Time, were automatically converted, without any action on the part of the holder thereof, into one validly issued, fully-paid and non-assessable share of Common Stock, subject to the treatment of fractional shares as described below.

The Charter Amendment did not affect the number of authorized shares of Common Stock or the par value of each share of Common Stock. The number of CHESS Depositary Interests (“CDIs”) in respect of the Company’s shares of Common Stock outstanding immediately prior to the effectiveness of the Reverse Stock Split was proportionately reduced by the final split ratio, subject to rounding. The 1:10 share-to-CDI ratio was not affected by the Reverse Stock Split.

No fractional shares of Common Stock or CDIs were issued as a result of the Reverse Stock Split. Holders who otherwise would have been entitled to receive a fractional share of Common Stock in connection with the Reverse Stock Split received a cash payment in lieu thereof.

As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants to purchase shares of the Company's Common Stock, and a proportionate adjustment was made to the number of shares issuable upon the vesting of all outstanding Restricted Stock Units and Performance Stock Units.

These notes to the unaudited condensed consolidated financial statements and the accompanying unaudited condensed consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

Debt Exchange and Related Agreements

On January 14, 2025, the Company entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with BEP Special Situations IV LLC (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC, for and on behalf of Strategic SP (together with Meridian, “Ascend”) in connection with certain restructuring and recapitalization transactions with respect to the Company’s capital structure (collectively the “Exchange Transaction”), including the Company’s Convertible Notes (as defined in Note 7–Debt) issued pursuant to the Amended and Restated Note Purchase Agreement (as defined in Note 7–Debt) by and among the Company, Bluescape, Ascend, the Guarantors from time to time party thereto and Alter Domus (US) LLC, as collateral agent.

Pursuant to the Restructuring Support Agreement, the parties agreed to implement the Exchange Transaction either as an:

•
Out-of-Court Restructuring: Subject to the satisfaction of customary conditions, including approval by the Company’s stockholders, a recapitalization through, among other things:
(i)
pursuant to an Exchange Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “Exchange Agreement”), the issuance of an aggregate of 13,586,524 shares of the Company’s Common Stock, to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes (as defined in Note 7–Debt) (the “Exchange”);
(ii)
pursuant to a Securities Subscription Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “January 2025 Subscription Agreement”), the issuance and sale by the Company of an aggregate of $5.0 million of Common Stock to Ascend and Bluescape at a price per share equal to the lesser of (a) $6.716 per share and (b) the volume weighted average price for the Common Stock on the five consecutive trading days immediately following the date of the Exchange (the “Subscription Price”);
(iii)
pursuant to the January 2025 Subscription Agreement, the issuance by the Company to Ascend and Bluescape of warrants with a one-year term (the “Restructuring Warrants”) to purchase an aggregate number of shares of Common Stock represented by up to $20.0 million divided by the Subscription Price, at a price per share equal to the Subscription Price; and
(iv)
pursuant to a Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “IRRA”), the right of each of Ascend and Bluescape to designate two directors to serve on the Company’s Board following the consummation of the Exchange Transaction for so long as such party beneficially owns 25% of the Company’s Common Stock and one director to serve on the Company's Board for so long as such party beneficially owns 10% of the Company's Common Stock (clauses (i) through (iv), together, the “Out-of-Court Restructuring”); or
•
In-Court Restructuring: To the extent that the terms of or the conditions precedent to the Out-of-Court Restructuring could not be timely satisfied or waived, the Company would file voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a United States Bankruptcy Court (the “Bankruptcy Court”) pursuant to a pre-packaged plan of reorganization (the “Pre-Packaged Chapter 11 Plan”) pursuant to which, among other things, all existing equity interests of the Company would be extinguished, with Ascend and Bluescape each owning their respective pro rata share of 100% of the new equity interests in the Company upon the effective date of the Pre-Packaged Chapter 11 Plan (the “In-Court Restructuring”). The Restructuring Support Agreement further provided that Ascend and Bluescape would provide a $10.0 million debtor-in-possession financing facility pursuant to a debtor-in-possession credit agreement to be agreed upon by the parties and, as necessary, approved by the Bankruptcy Court.

On March 4, 2025, at a special meeting of stockholders, the Company’s stockholders voted in favor of the Out-of-Court Restructuring, and on March 5, 2025 the Exchange was completed and resulted in 13,586,524 shares of the Company’s Common Stock issued to Bluescape and Ascend, the termination of the Amended and Restated Note Purchase Agreement and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement.

On March 13, 2025, pursuant to the January 2025 Subscription Agreement, the Company issued and sold an aggregate of 1,408,173 shares of Common Stock to Bluescape and Ascend, at a Subscription Price of $3.5507 per share for aggregate gross proceeds of $5.0 million (the “March 2025 Subscription”). Also pursuant to the January 2025 Subscription Agreement, the Company issued Restructuring Warrants to purchase up to an aggregate of 5,632,692 shares of Common Stock to Bluescape and Ascend. The Restructuring Warrants are immediately exercisable and expire on March 13, 2026, and have an exercise price per share equal to the Subscription Price.

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

Although the August 2024 Equity Offering (as further described and defined in Note 10–Equity) provided net cash proceeds of approximately $3.0 million, the issuance of the September 2024 Notes and January 2025 Notes (each as further described and defined in Note 7–Debt) provided aggregate net cash proceeds of approximately $10.2 million, the March 2025 Subscription provided net cash proceeds of approximately $4.9 million, and the May 2025 Subscription (as further described and defined in Note 14-Subsequent Events provided proceeds to the Company before costs payable by the Company of approximately $7.0 million, each of which improved the Company’s cash position, and while the Company continues to operate under a business plan that includes reductions in certain spending, management anticipates the need for additional financing within the next twelve months to maintain its operations. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these condensed consolidated financial statements. Therefore, there exists substantial doubt regarding the Company's ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund our operations, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, vehicle notes, and accounts payable and accrued liabilities. Management believes the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these instruments, due to their short-term nature, with the exception of the vehicle notes, approximate their carrying value.

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

Risks and Uncertainties

The Company is subject to a number of risks that its management believes are similar to those of other companies of similar size and industry, including but not limited to, the success of its exploration activities, need for significant additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, tariff and trade policy impacts on operating and construction costs, and dependence on key individuals. The Company currently generates no revenue from operations and will need to rely on raising additional capital or financing to sustain current and planned operations in the long term. There can be no assurance that management will be successful in its efforts to raise additional capital on terms favorable to the Company, or at all, or in management's ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources. Refer to the Going Concern discussion above for additional details.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective dates of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures, including the adoption date and transition method.

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following at the end of each period presented.

	March 31,	June 30,
	2025	2024
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $59 and $44 as of March 31, 2025 and June 30, 2024, respectively(1)	342	336
Mineral rights and properties, net	$7,622	$7,616
(1)
Represents the carrying value of capitalized costs associated with asset retirement obligations, as discussed in Note 5–Asset Retirement Obligations.

3. Construction in Progress

Construction in progress consisted of the following at the end of each period presented.

	March 31,	June 30,
	2025	2024
	(in thousands)
Engineering services and vendor testing	$1,967	$608
Capitalized interest	85	—
Total construction in progress	$2,052	$608

4. Properties, Plant and Equipment, Net

Properties, plant and equipment, net consisted of the following at the end of each period presented.

	Depreciation	Estimated useful	March 31,	June 30,
Asset category	method	life (in years)	2025	2024
			(in thousands)
Land	N/A	—	$1,533	$1,533
Small-scale facility — plant	Straight-line	3.75	69,328	69,619
Injection and recovery wells	Straight-line	5	6,134	6,134
Buildings	Straight-line	7-15	979	979
Vehicles	Straight-line	3-5	344	345
Other plant and equipment	Straight-line	5-10	754	729
			79,072	79,339
Less accumulated depreciation			(20,407)	(5,467)
Properties, plant and equipment, net			$58,665	$73,872

The Company recognized depreciation expense of approximately $5.0 million and $48 thousand for the three months ended March 31, 2025 and 2024, respectively.

The Company recognized depreciation expense of $14.9 million and $145 thousand for the nine months ended March 31, 2025 and 2024, respectively.

5. Asset Retirement Obligations

The change in the Company’s asset retirement obligations during the period presented and the balance of its accrued reclamation liabilities at the end of the period are set forth below.

Nine months ended
March 31, 2025
(in thousands)
Asset retirement obligation — beginning of period	$795
Obligation incurred during the period	23
Revisions to previous estimates	—
Accretion	59
Asset retirement obligation — end of period	$877

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	March 31,	June 30,
	2025	2024
	(in thousands)
Accounts payable - trade(1)	$1,132	$854
Accrued expenses	860	603
Accrued capital expenditures	3,193	3,309
Accrued payroll	827	2,263
Accrued interest	—	2,496
Current portion of debt	44	42
Accounts payable and accrued liabilities	$6,056	$9,567
(1)
Includes $45 thousand and $235 thousand related to capital expenditures as of March 31, 2025 and June 30, 2024, respectively.

7. Debt

Long Term Debt

Long-term debt consisted of the following at the end of each period presented.

	March 31,	June 30,
	2025	2024
	(in thousands)
August 2022 notes	$—	$65,671
June 2024 notes	—	6,000
September 2024 notes	—	—
January 2025 notes	—	—
Vehicle notes payable	77	108
Total debt	77	71,779
Current portion of debt	44	42
Long-term debt	33	71,737
Unamortized convertible note discount	—	(4,035)
Unamortized debt issuance costs	—	(2,871)
Long-term debt, net	$33	$64,831

Interest expense consisted of the following for each period presented.

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
	(in thousands)
Convertible notes interest	$1,555	$1,500	$5,441	$3,393
Vehicle notes payable interest	1	1	3	4
Amortization of debt issuance costs and discount — convertible notes	337	402	1,095	3,306
Other interest	—	—	—	19
Gross interest expense	1,893	1,903	6,539	6,722
Less: amount capitalized to construction in progress	24	1,081	85	2,374
Interest expense, net of amounts capitalized	$1,869	$822	$6,454	$4,348

Effective interest rate — convertible notes(1)	13.9%	13.7%	13.2%	19.9%
(1)
The effective interest rate represents a weighted-average interest rate applicable for the respective period, for the period of time which the Convertible Notes were outstanding. Interest expense utilized in the calculation is based upon the gross interest expense in the table above, and the principal balance utilized in the calculation is based on the ending net long-term debt applicable to each interest period inclusive of unamortized debt issuance costs and discount, changes in the principal balance resulting from the issuance of any Convertible Notes, interest paid-in-kind and any adjustments resulting from the Amended and Restated Note Purchase Agreement.

Convertible Notes - Background

On August 11, 2022, the Company executed a $60.0 million private placement of senior secured convertible notes (the “August 2022 Notes”) with Bluescape, which were secured by substantially all of the Company’s assets. On January 18, 2024 (the “Modification Date”), the Company entered into an amended and restated note purchase agreement (the “January 2024 Amended and Restated Note Purchase Agreement”) which modified certain terms of the August 2022 Notes, including to extend the maturity date of the August 2022 Notes to August 15, 2028, a reduction to the conversion rate applicable to the August 2022 Notes, and fifty percent (50%) of the outstanding August 2022 Notes being acquired by Ascend and Meridian. Under the terms of the January 2024 Amended and Restated Note Purchase Agreement, the Convertible Notes bore interest at an annual rate of 4.50% if paid in cash, and 10.00% if paid through the issuance of additional notes. Interest was paid semi-annually on February 15 and August 15 of each year.

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

On August 15, 2024, the Company elected to issue additional notes as payment for approximately $3.4 million of interest accrued on the August 2022 Notes during the period from February 16, 2024 through August 15, 2024, and on the June 2024 Notes during the period from issuance through August 15, 2024.

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

On January 14, 2025, the Company entered into a fourth amendment (“Amendment No. 4”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the September 2024 Notes, in an aggregate principal amount of $5.0 million (the “January 2025 Notes” and, together with the August 2022 Notes, the June 2024 Notes and the September 2024 Notes, the “Convertible Notes”) to Bluescape, Ascend and Meridian, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 4 (as amended, the “Amended and Restated Note Purchase Agreement”). The Amended and Restated Note Purchase Agreement also extended the date to which the Company must comply with a financial covenant for the Company to maintain a cash balance of at least $7.5 million from December 31, 2024 to March 31, 2025 (the “Minimum Cash Covenant”). Concurrently with the execution of Amendment No. 4, the Company entered into the Restructuring Support Agreement, and other related agreements, as discussed in Note 1-Basis of Financial Statement Presentation.

On February 17, 2024, the Company elected to issue additional notes as payment for approximately $4.0 million of interest accrued on the August 2022 Notes and June 2025 Notes during the period from August 15, 2024 through February 15, 2025, and on the June 2024 Notes and January 2025 Notes during the period from their respective issuance through February 15, 2025.

In connection with its entry into the January 2024 Amended and Restated Note Purchase Agreement, May 2024 Amended and Restated Note Purchase Agreement, September 2024 Amended and Restated Note Purchase Agreement, and January 2025 Amended and Restated Note Purchase Agreement, the Company incurred approximately $2.6 million, $541 thousand, $454 thousand, and $283 thousand of debt issuance costs, respectively.

As discussed in Note 1-Basis of Financial Statement Presentation, on March 4, 2025, at a special meeting of stockholders, the Company’s stockholders voted in favor of the Out-of-Court Restructuring, and on March 5, 2025 the Exchange was completed and resulted in 13,586,524 shares of the Company’s Common Stock issued to Bluescape and Ascend, the termination of the Amended and Restated Note Purchase Agreement and related Minimum Cash Covenant, and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement.

Convertible Notes - Conversion Terms

Prior to the Exchange, the Convertible Notes, including accrued interest paid-in-kind, were convertible into shares of the Company’s Common Stock at any time before the Convertible Notes matured, at conversion rates (the “Conversion Rates”) applicable to each separate issuance of Convertible Notes, at the election of the holder of the Convertible Notes. In addition, the Amended and Restated Note Purchase Agreement provided for certain adjustments to the Conversion Rates to increase the number of shares of Common Stock issuable upon conversion of the Convertible Notes in the event of certain change of control transactions or other events specified in the Amended and Restated Note Purchase Agreement (a “Make-Whole Fundamental Change”). The adjustment to the Conversion Rates in the event of a Make-Whole Fundamental Change was to be based on the timing of a Make-Whole Fundamental Change and the trading price of the Common Stock at such time or the cash received by holders of the Common Stock in connection with such Make-Whole Fundamental Change.

The Conversion Rate applicable to the June 2024 Notes and September 2024 Notes was subject to adjustment if, after the issuance date of the respective Convertible Notes and on or prior to December 31, 2024, the Company sold Common Stock or any other equity-linked securities in one or more transactions at an effective price per share that was less than the respective conversion price then in effect, subject to certain exemptions (a “Degressive Issuance”). In the event of a Degressive Issuance, the Conversion Rate applicable to the respective Convertible Notes was subject to adjustment based on the weighted average issuance price of the securities sold in such Degressive Issuance, as set forth in the Amended and Restated Note Purchase Agreement. As part of the August 2024 Equity Offering (as further described and defined in Note 10–Equity), a Degressive Issuance provision applicable to the June 2024 Notes resulted in an adjustment to the Conversion Rate applicable only to the June 2024 Notes. A Degressive Issuance did not occur with respect to the September 2024 Notes prior to the expiration of such feature on December 31, 2024.

During the period over which the Convertible Notes were outstanding, and prior to the Exchange, no holder of Convertible Notes elected to convert such Convertible Notes into the Company’s Common Stock.

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

January 2024 Convertible Notes – Loss on Extinguishment

For accounting purposes, the modification of the terms of the Convertible Notes in connection with the January 2024 Amended and Restated Note Purchase Agreement was evaluated and determined to be representative of an in-substance extinguishment of the Convertible Notes outstanding at that date, and establishment of new debt, primarily due to the significance of the changes to the terms of the conversion features. As a result, the Company wrote-off the remaining principal, accrued interest, unamortized discount and debt issuance costs associated with the prior debt on the Modification Date and recognized the modified debt on the balance sheet at its fair value of $65.2 million. The fair value of the modified debt was determined utilizing a binomial lattice model. The difference in value between the prior debt and the modified debt resulted in a loss on extinguishment of debt of $21.0 million, the calculation of which is summarized in the following table.

For the three and nine months ended March 31, 2024
(in thousands)
Modified convertible notes, at fair value
Principal	$63,561
Accrued interest	1,621
Net long-term debt recognized	$65,182

Convertible notes on modification date
Principal	$63,561
Accrued interest	1,621
Unamortized convertible notes discount	(17,953)
Unamortized debt issuance costs	(3,000)
Net long-term debt derecognized	$44,229

Gain (loss) on extinguishment of debt	$(20,953)

March 2025 Convertible Notes – Debt Exchange

The Exchange Transaction described in Note 1-Basis of Financial Statement Presentation, was evaluated and constitutes a single transaction that is accounted for as troubled debt restructuring. The Exchange transaction is considered a troubled debt restructuring as the Company was experiencing financial difficulty at the time of the transaction and the noteholders granted a concession to the Company. A concession was determined to be granted to the Company, as the fair value of equity interests received by the noteholders was less than the net carrying value of the long-term debt on such date.

In accordance with the accounting for troubled debt restructurings, the Company derecognized the remaining principal, accrued interest, unamortized discount and debt issuance costs associated with the Convertible Notes upon the effectiveness of the Exchange, and recognized the equity interest issued to the noteholders at fair value, less issuance costs paid. Refer to Note 10–Equity, for information related to the determination of fair value of the equity interests issued and issuance costs paid. The difference in value between the prior debt and the fair value of the equity interest issued, less proceeds received by the Company in the Exchange Transaction, resulted in a gain on extinguishment of debt of approximately $17.3 million, the calculation of which is summarized in the following table.

For the three and nine months ended March 31, 2025
(in thousands)
Values exchanged in debt exchange, at fair value
Equity interests, at fair value	$70,059
Cash proceeds received	(5,000)
Net value exchanged for extinguishment of debt	$65,059

Convertible notes on extinguishment date
Principal	$90,112
Accrued interest	497
Unamortized convertible notes discount	(5,109)
Unamortized debt issuance costs	(3,108)
Net long-term debt derecognized	$82,392

Gain (loss) on extinguishment of debt	$(17,333)

The gain on extinguishment of debt increased basic earnings per share of Common Stock for the three and nine months ended March 31, 2025, by $2.41 and $4.00, respectively.

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

The valuation model for the Convertible Note Derivatives requires the input of subjective assumptions including expected share price volatility, risk-free interest rate and debt rate. Changes in the input assumptions as well as the Company's underlying share price can materially affect the fair value estimates.

The significant assumptions used in the fair value model for the Convertible Note Derivatives include the following, with changes in volatility, debt rate and stock price having the most significant impact on the related fair values.

			Sep. 16, 2024
	Dec. 31, 2024		(Sep. 2024 Notes)	Jun. 30, 2024
Risk-free interest rate	4.4%		3.4%	4.5%
Volatility	60.0%		60.0%	50.0%
Debt rate	21.6% - 32.6%	(1)	23.7%	28.7% - 36.7%	(2)
Stock price per share	$14.72		$11.50	$27.83
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

Derivative
(Asset)/Liability
(in thousands)
Convertible note derivatives (asset) liability — June 30, 2024	$3,315
Additions, at fair value, September 16, 2024	1,643
Fair value adjustments (gain) loss, net	(1,357)
Reclassified to additional paid-in capital, at fair value	(3,601)
Convertible note derivatives (asset) liability — March 31, 2025	$—

9. Financial Instruments and Fair Value Measurements

At March 31, 2025, cash equivalents as well as trade and other payables approximated their fair value due to their short-term nature. The Company’s financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1, and the Convertible Note Derivatives which were classified as Level 3. The reconciliation of changes in the fair value of the Convertible Note Derivatives can be found in Note 8–Convertible Note Derivatives.

10. Equity

The Company is authorized to issue up to 360,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value, $0.01 per share. The Company has no outstanding shares of preferred stock.

Debt Exchange Transaction

As further described in Note 1-Basis of Financial Statement Presentation and Note7-Debt, the Exchange Transaction resulted in (i) the issuance of 13,586,524 shares of Common Stock issued in the Exchange for the termination of the Amended and Restated Note Purchase Agreement and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement, (ii) the issuance of 1,408,173 shares of Common Stock for an aggregate purchase price of $5.0 million in the March 2025 Subscription, and (iii) the issuance of Restructuring Warrants with a one-year term to purchase an aggregate 5,632,692 shares of Common Stock. For accounting purposes, and as described in Note 7-Debt, the Exchange Transaction was determined to constitute a single transaction accounted for as a troubled debt restructuring. As such, the equity interests issued in the Exchange Transaction were recognized in shareholders’ equity at fair value on their respective issuance dates, less issuance costs incurred, which were allocated based upon the relative fair value of the underlying equity interests. The table below summarizes the method by which fair value was determined, the fair value, the allocation of transaction costs incurred, and net amounts recognized in shareholders’ equity for each equity interest issued in the Exchange Transaction.

Equity Interest Issued / Transaction	Fair Value Method	Units	Fair Value per Unit	Fair Value (in thousands)	Transaction Costs Incurred	Amount Recognized in Equity
Common Stock / Exchange	Closing price	13,586,524	$4.26	$57,879	$(781)	$57,098
Common Stock / Subscription	Closing price	1,408,173	$3.15	4,436	(60)	$4,376
Warrants / Subscription	Black Sholes	5,632,692	$1.37	7,744	(105)	$7,639
Total				$70,059	$(946)	$69,113

August 2024 Equity Offering

On August 27, 2024, the Company completed an offering (the “August 2024 Equity Offering”) of (i) 231,884 shares (the “Shares”) of Common Stock, (ii) Series A warrants to purchase up to an aggregate of up to 231,885 shares of Common Stock (the “Series A Warrants”) and (iii) Series B warrants to purchase an aggregate of 231,885 shares of Common Stock (the “Series B Warrants”, and collectively with the Series A Warrants, the “2024 Warrants”). The Shares and 2024 Warrants were offered and sold on a combined basis for consideration equating to $17.25 for one Share and two 2024 Warrants. This transaction resulted in net proceeds to the Company of approximately $3.0 million after deducting the placement agent’s fees and other offering expenses. The aggregate net proceeds and issuance costs associated with the August 2024 Equity Offering were allocated to the Shares and 2024 Warrants based upon the relative fair value of such items on the offering date.

Warrants

The Series A Warrants and the Series B Warrants became exercisable on February 27, 2025. The Series A Warrants will expire on February 27, 2030 and the Series B Warrants will expire on February 27, 2027. The exercise price for each of the 2024 Warrants is $18.3563 per share. The Restructuring Warrants were exercisable upon issuance and will expire on March 13, 2026. The exercise price for the Restructuring Warrants is $3.5507 per share.

The 2024 Warrants and Restructuring Warrants (collectively, the “Warrants”) contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. The Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the respective Warrant), including the right of the holder thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Common Stock in such fundamental transaction in the amount of the Black Scholes value (as described in the respective Warrant) of the unexercised portion of the Warrant on the date of the consummation of such fundamental transaction. The Warrants include cashless exercise rights to the extent the resale of the shares of Common Stock underlying the Warrants is not registered under the Securities Act.

Vesting of Equity Awards

During the three months ended March 31, 2025 and 2024, the Company issued approximately 5 thousand shares and zero shares of its Common Stock upon the vesting of equity awards, respectively. During the nine months ended March 31, 2025 and 2024, the Company issued approximately 16 thousand shares and 2 thousand shares of its Common Stock upon the vesting of equity awards, respectively. The vesting events did not result in any cash proceeds to the Company.

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

The Company did not sell any shares of Common Stock nor receive any proceeds under the Equity Distribution Agreement during the three and nine months ended March 31, 2025. As a result of the August 2024 Equity Offering, the Company is precluded from utilizing the ATM Program for one year following the closing of the offering, and as a result approximately $410 thousand of costs previously capitalized for the ATM Program were written-off to General and administrative expense during the three months ended September 30, 2024.

11. Share Based Compensation

Share based compensation expense is included in general and administrative expense and represents costs associated with restricted share unit (“RSU”) and performance share unit (“PSU”) activity and options granted to directors, employees, and consultants of the Company. Share based compensation expense consisted of the following for the periods presented.

	Three months ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Share based compensation expense — service based
Employee share option plan	$—	$88	$167	$293
2022 Equity Compensation Plan — Options	33	64	88	372
2022 Equity Compensation Plan — PSUs	35	23	60	147
2022 Equity Compensation Plan — RSU and DSUs	244	408	1,526	1,276
Total share based compensation expense	$312	$583	$1,841	$2,088

As of March 31, 2025, the Company had approximately $627 thousand of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that is expected to be recognized over a weighted average period of approximately 1.5 years.

Stock Options

Option grants are made under the 2022 Equity Compensation Plan and vest ratably over the vesting period which is generally three years or less. The significant assumptions used to estimate the fair value of stock option awards granted during the nine months ended March 31, 2025 and 2024, using a Black-Scholes option valuation model are as follows.

	Nine months ended March 31,
	2025	2024
Exercise price	$23.69 - $29.21	$177.68
Share price	$10.61 - $14.25	$56.58
Volatility	99.2% - 99.9%	99.0%
Expected term in years	2.8 - 2.9	9.6
Risk-free interest rate	3.4% - 4.1%	4.3%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Nine months ended March 31,
	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	174	$214.51	182	$250.82
Granted	24	26.70	13	177.68
Exercised	—	—	—	—
Expired/forfeited	(72)	120.98	(30)	341.78
Outstanding at end of the period	126	232.53	165	228.17

Vested at the end of the period	90	314.37	144	230.70
Unvested at the end of the period	36	$27.54	21	$210.83

The weighted average remaining life of vested options at March 31, 2025 and 2024 was approximately 1.7 years and 0.7 years, respectively. As of March 31, 2025 and 2024, the maximum expiration date for vested options was approximately 8.1 and 1.5 years, respectively.

As of March 31, 2025, there was approximately $230 thousand of unrecognized compensation cost related to 36 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.5 years. As of March 31, 2025 and 2024, the maximum expiration date for unvested options was approximately 2.3 and 8.3 years, respectively.

The following table summarizes the activity for unvested options for each of the periods presented.

	Nine months ended March 31,
	2025		2024
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	15	$41.12	36	$147.63
Granted	24	5.46	13	47.84
Vested	(3)	141.22	(3)	142.71
Expired/forfeited	—	—	(25)	140.87
Unvested at end of the period	36	$9.26	21	$94.57

As of March 31, 2025 and 2024, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company’s stock price on such dates. There were no options exercised during the nine months ended March 31, 2025 and 2024.

Full Value Awards (Restricted Share Units and Performance Share Units)

The following table summarizes RSU and PSU activity for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2024	16.0	58.95	4.1		$131.68	20.1
Granted	40.6	9.54	19.8	(1)	11.62	60.4
Vested	(24.5)	30.95	—		—	(24.5)
Forfeited	(0.5)	13.60	(1.0)		56.58	(1.5)
Non-vested shares/units outstanding at March 31, 2025	31.6	$17.86	22.9		$31.18	54.5

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2023	9.1	$155.97	6.0		$165.60	15.1
Granted	16.1	48.54	5.3	(2)	56.58	21.4
Vested	(3.4)	144.75	—		—	(3.4)
Forfeited	(2.5)	112.27	(2.1)		123.46	(4.6)
Non-vested shares/units outstanding at March 31, 2024	19.3	$74.33	9.2		$112.87	28.5
(1)
During the nine months ended March 31, 2025, approximately 19.8 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%, 3) achievement of an enterprise value in excess of $200 million, and 4) achievement of an enterprise value in excess of $300 million. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.
(2)
During the nine months ended March 31, 2024, approximately 5.3 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) the budget for the large-scale commercial facility remaining within a range of $342-418 million; and 3) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

During the nine months ended March 31, 2025, the vesting of approximately 1.9 thousand RSUs was accelerated, and approximately 1 thousand PSUs were forfeited in accordance with the terms of severance agreements with former employees. This resulted in approximately $335 thousand of incremental share based compensation expense recognized during the same period as compared to the amount of expense that would have been recognized under the terms of the original awards. There was no similar activity for the nine-months ended March 31, 2024.

12. Earnings (Loss) Per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if convertible securities, such as the Convertible Notes, Warrants, RSUs, PSUs, and stock options were exercised or converted into Common Stock. For the three months ended March 31, 2024 and the nine months ended March 31, 2025 and 2024, diluted loss per share equals basic loss per share as the effect of including dilutive securities in the calculation would be anti-dilutive, primarily because there was a net loss in such periods. For the three months ended March 31, 2025, diluted loss per share is less than basic loss per share, as there was net income in such period and the Convertible Notes had a dilutive effect. For a complete description of the terms of the warrants and outstanding equity awards, refer to Note 10-Equity and Note 11-Share Based Compensation, respectively. The following table includes a reconciliation of basic and dilutive earnings per share for each of the periods presented, as well as a summary of the potentially dilutive securities that were excluded from such computations as they would have had an anti-dilutive effect.

	Three months ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) - numerator	$5,280	$(25,905)	$(21,841)	$(45,891)
Weighted-average shares — denominator	7,207	2,544	4,329	2,129
Basic earnings (loss) per share	$0.73	$(10.18)	$(5.05)	$(21.56)

Diluted earnings (loss) per share:
Net income (loss)	$5,280	$(25,905)	$(21,841)	$(45,891)
Interest expense on convertible notes, net of amounts capitalized	1,868	—	—	—
Gain on extinguishment of debt	(17,333)	—	—	—
Net income (loss) - numerator	$(10,185)	$(25,905)	$(21,841)	$(45,891)

Weighted-average shares (denominator):	7,207	2,544	4,329	2,129
Additional shares assuming conversion of convertible note	3,245	—	—	—
Weighted-average shares — diluted	10,452	2,544	4,329	2,129
Diluted earnings (loss) per share	$(0.97)	$(10.18)	$(5.05)	$(21.56)

Warrants excluded due to anti-dilutive effect	6,096	—	6,096	—
Stock options, unvested restricted stock units and performance share units excluded due to anti-dilutive effect	180	193	180	193

Subsequent Equity Issuance – May 2025

As discussed in Note 14–Subsequent Events, subsequent to March 31, 2025, the Company issued an aggregate of 1,984,709 shares of its Common Stock in connection with the May 2025 Subscription (as defined in Note 14-Subsequent Events) and an additional 37,042 shares of its Common Stock as an advisory fee in connection with the transactions. The impact of the equity issuance is not reflected in the computation of earnings per share for the three and nine months ended March 31, 2025 and 2024.

13. Commitments and Contingencies

Purchase Obligations

As of March 31, 2025, the Company had purchase order commitments of approximately $2.7 million primarily for raw materials for the operation of the SSF, engineering services and vendor testing for the Company’s proposed commercial-scale facility, and drilling services related to wellfield development.

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

14. Subsequent Events

On May 12, 2025 and May 13, 2025, the Company entered into subscription agreements to issue and sell an aggregate of 1,984,709 shares of its Common Stock at a price of $3.55 per share (collectively, the “May 2025 Subscription”). In connection with the May 2025 Subscription, the Company also issued 37,042 shares of its Common Stock as partial payment for advisory services in connection with the transactions contemplated by the subscription agreements. The May 2025 Subscription closed on May 15, 2025 and resulted in aggregate proceeds to the Company of approximately $7.0 million before deducting fees and other offering expenses payable by the Company. The securities were offered in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or Regulation S under the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the three and nine months ended March 31, 2025 and 2024. This MD&A should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements, the accompanying notes thereto and other financial information included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 9, 2024 (the “Annual Report”). Except for historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described elsewhere in this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors” and elsewhere in our Annual Report filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.” References within this MD&A to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc., and its subsidiaries.

Overview

We are an exploration stage company focused on becoming a vertically integrated global leader and supplier of specialty boron and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials through sustainable best practices. Our business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of boric acid, lithium carbonate and potentially other co-products, to downstream boron advanced material processing and development. We hold 100% of the rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California through our wholly owned subsidiary 5E Boron Americas LLC. Our Project is underpinned by a mineral resource that includes boron and lithium, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. We believe the Project represents one of the most compelling domestic critical material projects in the United States as a strategically located operation that targets stable long-term demand, with a defined pathway to production and a low-cost, high margin and profitable financial profile.

Recent Developments

Highlights for the Three Months Ended March 31, 2025

Operational Highlights

Successful Specialty Glass Trial

During April 2025, samples of boric acid that we supplied to a global specialty glass manufacturer successfully produced glass during qualification trials against other suppliers, with results showing that our boric acid performed as well as or better than the product of other suppliers across a variety of attributes of comparison. The successful trial advances our customer onboarding and qualification process, and we believe demonstrates that our boron production is of the necessary quality to meet the rigorous standards of the specialty glass market. As the next phase of the qualification process, we plan to ship larger quantities of boric acid for production scale evaluation.

Engineering Progress and Capital Assessment

During the first three months of calendar year 2025, we received initial capital estimates from our Engineering Procurement and Construction firm, Fluor Corporation. Updated analysis indicates that the Project is expected to deliver stronger Phase 1 economics than previously forecasted while maintaining additional optionality for advanced materials and bi-product production. The first phase of commercial production now forecasts 77,000 short tons of B2O3, targeted capital expenditure between approximately $390 and $430 million, and targets a project unlevered internal rate of return ranging from 18% to 22%. We believe these updates support our delivery of a pre-feasibility report with a robust final economic analysis in June 2025.

Project Timeline and Path to Final Investment Decision (“FID”)

Completion of vendor equipment testing remains the critical step on our path to completing the first phase of commercial engineering. We have made meaningful progress to date and we are now targeting completion of vendor testing during June 2025. Upon completion of the vendor equipment testing and subsequent release of our pre-feasibility report, the Company expects to stage-gate to a streamlined Front End Engineering Design (“FEED”) phase and anticipates a final investment decision (FID) in early calendar year 2026.

Financing Highlights

January 2025 Notes

On January 14, 2025, we entered into a fourth amendment (“Amendment No. 4”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell an aggregate $5 million of new senior secured convertible notes (the “January 2025 Notes”) in substantially the same form and under the same terms as the then existing convertible notes issued in June 2024 (the “June 2024 Notes”) and September 2024 (the “September 2024 Notes”, together with the June 2024 Notes, the “Existing Notes”) and together with the January 2025 Notes, the “Convertible Notes”) to BEP Special Situations IV LLC (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC, for and on behalf of Strategic SP (together with Meridian, “Ascend”), and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 4 (as amended, the “Amended and Restated Note Purchase Agreement”). The Amended and Restated Note Purchase Agreement also extended the date to which we were required to comply with the then enforce financial covenant for us to maintain a cash balance of at least $7.5 million from December 31, 2024 to March 31, 2025. Concurrently with the execution of Amendment No. 4, we entered into the Restructuring Support Agreement, and other related agreements, as discussed below.

Debt Exchange and Related Agreements

On January 14, 2025, we entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with Bluescape, and Ascend in connection with certain restructuring and recapitalization transactions with respect to our capital structure (collectively the “Exchange Transaction”), including our Convertible Notes issued pursuant to the Amended and Restated Note Purchase Agreement.

Pursuant to the Restructuring Support Agreement, the parties agreed to implement the Exchange Transaction either as an:

•
Out-of-Court Restructuring: Subject to the satisfaction of customary conditions, including approval by our stockholders, a recapitalization through, among other things:
(i)
pursuant to an Exchange Agreement dated January 14, 2025 among Ascend, Bluescape and us (the “Exchange Agreement”), the issuance of an aggregate of 13,586,524 shares of our common stock, par value $0.01 per share (“Common Stock”) to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes (the “Exchange”);
(ii)
pursuant to a Securities Subscription Agreement dated January 14, 2025 among Ascend, Bluescape and us (the “January 2025 Subscription Agreement”), the issuance and sale by us of an aggregate of $5.0 million of Common Stock to Ascend and Bluescape at a price per share equal to the lesser of (a) $6.716 per share and (b) the volume weighted average price for the Common Stock on the five consecutive trading days immediately following the date of the Exchange (the “Subscription Price”);
(iii)
pursuant to the January 2025 Subscription Agreement, the issuance by us to Ascend and Bluescape of warrants with a one-year term (the “Restructuring Warrants”) to purchase an aggregate number of shares of Common Stock represented by up to $20.0 million divided by the Subscription Price, at a price per share equal to the Subscription Price; and
(iv)
pursuant to a Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025 among Ascend, Bluescape and us (the “IRRA”), the right of each of Ascend and Bluescape to designate two directors to serve on our Board of Directors (“Board”) following the consummation of the Exchange Transaction for so long as such party beneficially owns 25% of our Common Stock and one director to serve on our Board for so long as such party beneficially owns 10% of our Common Stock (clauses (i) through (iv), together, the “Out-of-Court Restructuring”); or
•
In-Court Restructuring: To the extent that the terms of or the conditions precedent to the Out-of-Court Restructuring could not be timely satisfied or waived, we would file voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a United States Bankruptcy Court (the “Bankruptcy Court”) pursuant to a pre-packaged plan of reorganization (the “Pre-Packaged Chapter 11 Plan”) pursuant to which, among other things, all of our existing equity interests would be extinguished, with Ascend and Bluescape each owning their respective pro rata share of 100% of the new equity interests in the Company upon the effective date of the Pre-Packaged Chapter 11 Plan (the “In-Court Restructuring”). The Restructuring Support Agreement further provided that Ascend and Bluescape would provide a $10.0 million debtor-in-possession financing facility pursuant to a debtor-in-possession credit agreement to be agreed upon by the parties and, as necessary, approved by the Bankruptcy Court.

On March 4, 2025, at a special meeting of stockholders, our stockholders voted in favor of the Out-of-Court Restructuring, and on March 5, 2025 the Exchange was completed and resulted in 13,586,524 shares of the Company’s Common Stock issued to Bluescape and Ascend, the termination of the Amended and Restated Note Purchase Agreement and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement.

On March 13, 2025, pursuant to the January 2025 Subscription Agreement, we issued and sold an aggregate of 1,408,173 shares of Common Stock to Bluescape and Ascend, at a Subscription Price of $3.5507 per share for aggregate gross proceeds of $5.0 million (the “March 2025 Subscription”). Also pursuant to the January 2025 Subscription Agreement, we issued Restructuring Warrants to purchase up to an aggregate of 5,632,692 shares of Common Stock to Bluescape and Ascend. The Restructuring Warrants are immediately exercisable and expire on March 13, 2026, and have an exercise price per share equal to the Subscription Price.

May 2025 Equity Offering

On May 12, 2025 and May 13, 2025, we entered into a subscription agreements to issue and sell an aggregate of 1,984,709 shares of our Common Stock at a price of $3.55 per share (collectively, the “May 2025 Subscription”). In connection with the May 2025 Subscription, we also issued 37,402 shares of our Common Stock as an advisory fee. The May 2025 Subscription closed on May 15, 2025 and resulted in aggregate proceeds to us of approximately $7.0 million before deducting fees and other offering expenses payable by us.

Financing Transactions — Liquidity Considerations and Going Concern

Although the January 2025 Notes, March 2025 Subscription and May 2025 Subscription improved our cash position by providing an aggregate of $17.0 million of proceeds to the Company, prior to recognition of issuance costs and transaction fees, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing in order to continue as a going concern for a period of at least one year after the date these financial statements are issued. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of the unaudited condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1–Basis of Financial Statement Presentation of the unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below for more information.

Reverse Stock Split

On February 14, 2025, following approval by our stockholders at our 2024 annual meeting of our stockholders (the “Annual Meeting”), we effected a 1-for-23 reverse stock split (the "Reverse Stock Split") of our Common Stock.

The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of each share of Common Stock. The number of CHESS Depositary Interests (“CDIs”) in respect of the Company’s shares of Common Stock outstanding immediately prior to the effectiveness of the Reverse Stock Split was proportionately reduced by the final split ratio, subject to rounding. The 1:10 share-to-CDI ratio was not affected by the Reverse Stock Split.

Our Common Stock began trading on a post-split adjusted basis on February 18, 2025. On March 4, 2025, we were notified by the Nasdaq Listing Qualifications staff that the closing bid price of our Common Stock had been at $1.00 per share or greater for 10 consecutive business days, from February 18, 2025 to March 3, 2025, and accordingly, that we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and this matter is now closed. If our Common Stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would again receive another notice of non-compliance with Nasdaq's listing standards and face the risk of delisting.

All references to the number of shares and per share amounts of our Common Stock included in this Quarterly Report on Form 10-Q have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Meeting with U.S. Import-Export Bank

In late January 2025, our executive management held meetings with representatives of the Export-Import Bank of the United States (“EXIM”) in Washington, D.C., through which we gained deeper insights into the funding process requirements and expected timetables for EXIM’s loan programs, and provided EXIM with additional education on our Project. As previously disclosed, in September 2024, we received a non-binding letter of intent from EXIM for a loan-backed guarantee on project debt financing of up to

$285 million for our proposed commercial scale facility. We now expect to formally apply for the EXIM loan package once the first phase of commercial engineering is complete with diligence on-going during the FEED engineering phase.

Director Changes

Effective December 31, 2024, David J. Salisbury, Chairman and Director, and Keith Jennings, Director, resigned from the Board, and the Board’s size was reduced from six to four. On January 21, 2025, Paul Weibel, our Chief Executive Officer, was elected to the Board at the Annual Meeting, and succeeded Jimmy Lim, who was not re-nominated for election at the Annual Meeting. On March 5, 2025, upon the effectiveness of the Exchange, Mr. Weibel resigned from the Board and was succeeded by Curtis L. Hebert, Jr.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended March 31,		Variance		Nine Months Ended March 31,		Variance
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
COSTS AND EXPENSES
Project expenses	$1,050	$1,155	$(105)	-9%	$4,283	$4,169	$114	3%
Small-scale facility operating costs	897	—	897	N/A	3,564	—	3,564	N/A
General and administrative	3,265	2,997	268	9%	11,342	16,431	(5,089)	-31%
Research and development	—	—	—	N/A	—	45	(45)	-100%
Depreciation and amortization expense	4,992	53	4,939	*	14,955	159	14,796	*
Total costs and expenses	10,204	4,205	5,999	143%	34,144	20,804	13,340	64%
LOSS FROM OPERATIONS	(10,204)	(4,205)	(5,999)	143%	(34,144)	(20,804)	(13,340)	64%
NON-OPERATING INCOME (EXPENSE)
Interest income	21	73	(52)	-71%	68	215	(147)	-68%
Other income	—	4	(4)	-100%	4	7	(3)	-43%
Gain (loss) on extinguishment of debt	17,333	(20,953)	38,286	-183%	17,333	(20,953)	38,286	-183%
Derivative gain (loss)	—	—	—	N/A	1,357	—	1,357	N/A
Interest expense	(1,869)	(822)	(1,047)	127%	(6,454)	(4,348)	(2,106)	48%
Other expense	(1)	(2)	1	-50%	(5)	(8)	3	-38%
Total non-operating income (expense)	15,484	(21,700)	37,184	-171%	12,303	(25,087)	37,390	-149%
NET INCOME (LOSS)	$5,280	$(25,905)	$31,185	-120%	$(21,841)	$(45,891)	$24,050	-52%

* Represents a percentage change greater than +/- 300%

Comparison of the three and nine months ended March 31, 2025 and 2024

Project expenses

Project expenses include drilling, plug and abandonment, site preparation, engineering (excluding amounts eligible to be capitalized), consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our Project. Prior to April 1, 2024, Project expenses also included non-labor related costs incurred to prepare for the operation of the SSF, as these costs were incurred prior to the SSF being placed into operation. For the three months ended March 31, 2025, project expenses decreased $105 thousand, or 9%, versus the comparable period in the prior year. The decrease was primarily the result of decreases in: (i) testing and analysis costs, primarily for environmental compliance ($0.2 million), (ii) wellfield development costs ($0.2 million), and (iii) Environmental Protection Agency and other environmental compliance costs ($0.1 million). These decreases were offset by increases in: (i) site-related costs ($0.3 million), and (ii) insurance costs ($0.1 million).

For the nine months ended March 31, 2025, project expenses increased $114 thousand, or 3%, versus the comparable period in the prior year. The increase was primarily the result of: (i) increased wellfield development activity primarily related to the installation of additional observation monitoring wells that were required for environmental compliance ($0.8 million), and (ii) an increase in site related costs due to increased activity at the Project ($0.7 million). These increases were offset by decreases in: (i) Environmental Protection Agency and other environmental compliance costs, including permit activity ($0.6 million), (ii) testing and analysis costs, primarily for environmental compliance ($0.5 million), (iii) insurance costs ($0.2 million), and (iv) expenses incurred relating to our plug and abandonment program to prepare the wellfield for injection operations ($0.1 million).

Small-scale facility operating costs

Small-scale facility operating costs consists of raw materials, salaries and benefits for employees that are directly responsible for the operation of the SSF, and maintenance and upkeep related to the SSF after April 1, 2024. Prior to April 1, 2024, such costs were reported within either Project expenses or General and administrative expenses as the SSF had not yet been placed into operation. For the three months ended March 31, 2025, Small-scale facility operating costs consisted of: (i) salaries and benefits for our employees directly responsible for operating the SSF ($0.6 million), (ii) raw materials necessary to operate the SSF and produce boric acid ($0.2 million), and (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.1 million). There were no comparable expenses for the same period in the prior year as the SSF had not yet been placed into service and such costs were reported as either Project expenses or General and administrative expenses, as appropriate.

For the nine months ended March 31, 2025, Small-scale facility operating costs consisted of: (i) salaries and benefits for our employees directly responsible for operating the SSF ($2.6 million), (ii) raw materials necessary to operate the SSF and produce boric acid ($0.6 million), (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.3 million), and (iv) other operating costs ($0.1 million). There were no comparable expenses for the same period in the prior year as the SSF had not yet been placed into service and such costs were reported as either Project expenses or General and administrative expenses, as appropriate.

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries for administrative personnel within the Company, share based compensation and other expenses. Prior to April 1, 2024, all salaries and benefits for the entire organization were reported in general and administrative expenses. After April 1, 2024, the date which we began operation of the SSF, salaries and benefits for employees that are directly responsible for the operation of the SSF are reported in Small-scale facility operating costs. For the three months ended March 31, 2025, general and administrative expenses increased $268 thousand, or 9%, versus the comparable period in the prior fiscal year. The increase was primarily due to increases in professional fees ($2.1 million), primarily due to a $1.8 million reclassification of legal and accounting fees to either debt or equity issuance costs in the prior year which resulted from the successful implementation of the January 2024 restructuring transaction. The increase was offset by decreases in: (i) base compensation and employee benefits, resulting from the combined impact of (a) salaries and benefits for personnel responsible for the operation of the SSF now reported as Small-scale facility operating costs, and (b) a reduction in head count across the organization (for a combined impact of $0.9 million), (ii) incentive compensation related costs, inclusive of share based compensation expense ($0.5 million), (iii) miscellaneous, travel and marketing costs as a result of cost cutting measures across the organization ($0.3 million), and (iv) insurance costs ($0.1 million).

For the nine months ended March 31, 2025, general and administrative expenses decreased $5.1 million, or 31%, versus the comparable period in the prior fiscal year. The decrease was primarily due to decreases in: (i) base compensation and employee benefits, resulting from the combined impact of (a) salaries and benefits for personnel responsible for the operation of the SSF now reported as Small-scale facility operating costs, and (b) a reduction in head count across the organization (for a combined impact of $2.7 million), (ii) incentive compensation related costs, inclusive of share based compensation expense ($0.9 million), (iii) professional fees, primarily as a result of incurring incremental legal fees in the prior year leading up to the January 2024 restructuring transaction ($0.6 million), (iv) miscellaneous and travel costs resulting from cost cutting measures across the organization ($0.5 million), and (v) marketing related costs ($0.4 million).

Research and development

Research and development expense includes costs incurred under research agreements with Georgetown University and Boston College that aim to enhance the performance of permanent magnets through increased use of boron. Both engagements were completed during the second fiscal quarter of 2024. Therefore, we incurred no research and development costs in the three months ended March 31, 2024 or the three and nine months ended March 31, 2025, compared to $45 thousand in research and development costs incurred in the nine months ended March 31, 2024.

Depreciation and amortization expense

Depreciation and amortization relates to use of our SSF, injection and recovery wells, owned or leased vehicles, buildings and equipment and the accretion of our asset retirement obligations. For the three months ended March 31, 2025, depreciation and amortization expense increased $4.9 million versus the comparable period in the prior year. For the nine months ended March 31, 2025, depreciation and amortization expense increased $14.8 million versus the comparable period in the prior year. These increases were primarily due to placing the SSF and its related injection and recovery wells, facilities, and equipment into service as of April 1, 2024, corresponding with the commencement of operations.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents in short-term (original maturities of three months or less) investments of highly liquid treasury bills and certificates of deposit. For the three months ended March 31, 2025, interest income decreased $52 thousand, or 71%, versus the comparable period in the prior fiscal year. For the nine months ended March 31, 2025, interest income decreased $147 thousand, or 68%, versus the comparable period in the prior fiscal year. Such decreases correspond to decreases in our average cash and cash equivalent balances between the periods.

Other income

Other income is derived from the third-party use of our hydrology wells, the sale of scrap and other materials, and other non-operating income. For the three months ended March 31, 2025, other income decreased $4 thousand, or 100%, versus the comparable period in the prior fiscal year. For the nine months ended March 31, 2025, other income decreased $3 thousand, or 43%, versus the comparable period in the prior fiscal year. The decreases primarily relate to other non-operating income compared to the same periods in the prior year.

Gain (Loss) on extinguishment of debt

The gain on extinguishment of debt incurred for the three and nine months ended March 31, 2025 resulted from the Exchange Transaction and the related extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement. As discussed within Note 7-Debt to the unaudited condensed consolidated financial statements, the Exchange Transaction was accounted for as a troubled debt restructuring. As a result, we derecognized the remaining principal, accrued interest and unamortized discount and debt issuance costs associated with the Convertible Notes of $82.4 million, and recognized the fair value of various equity interests issued to the former noteholders, less $5.0 million of proceeds received, at their fair value of $65.1 million. The difference in value between the Convertible Notes and the net fair value of equity interests issued resulted in a gain on extinguishment of debt of $17.3 million.

The loss on extinguishment of debt incurred for the three and nine months ended March 31, 2024 resulted from the modification of the terms of our Convertible Notes contained in the Amended and Restated Note Purchase Agreement executed January 18, 2024. The modified terms of the Convertible Notes were evaluated and determined to be representative of an in-substance extinguishment of the Convertible Notes and establishment of new debt, for accounting purposes, primarily due to the significance of the changes to the terms of the conversion features. As a result, we derecognized the remaining principal, accrued interest and unamortized discount and debt issuance costs associated with the prior debt with an aggregate value of $44.2 million, and recognized the modified debt at its fair value of $65.2 million upon execution of the Amended and Restated Note Purchase Agreement. The difference in value between the prior debt and the modified debt resulted in a loss on extinguishment of debt of $21.0 million.

Derivative gain

Derivative gain (loss) results from changes in the fair value of the embedded conversion features relating to degressive issuance provisions originally contained in the May 2024 Amended and Restated Note Purchase Agreement, and subsequently incorporated into and continued under the September 2024 Amended and Restated Note Purchase Agreement. As a result, these conversion features were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative”). On December 31, 2024, upon the expiration of the degressive issuance conversion feature associated with the June 2024 Notes and September 2024 Notes, the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative expired and the remaining aggregate fair value of such derivatives of $3.6 million was transferred to additional paid-in capital. Refer to Note 7-Debt and Note 8-Convertible Note Derivatives to the unaudited condensed consolidated financial statements for additional details.

There was no unrealized derivative gain (loss) during the three months ended March 31, 2025, as the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative expired prior to the beginning of such period. There was no unrealized derivative gain (loss) during the three months ended March 31, 2024, as this period occurred before the existence of the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative.

The unrealized derivative gain of $1.4 million during the nine months ended March 31, 2025, was primarily due to a decrease in our stock price during the period, which resulted in a gain on the June 2024 Convertible Note Derivative. Our stock price on June 28, 2024 (the last trading day prior to the end of our prior fiscal year) and December 31, 2024 (the date the June 2024 Convertible Note Derivative expired) was $27.83 and $14.72, respectively. The observed decline in our stock price resulted in a decline in the value of the embedded conversion feature liability and a resulting derivative gain of $2.2 million. This derivative gain was offset, by a loss with respect to the September 2024 Convertible Note Derivative during the same period, which was primarily due to an increase in our stock price from $11.50 on September 16, 2024 (the issuance date of the September 2024 Notes) to $14.72 on December 31, 2024 (the date the September 2024 Convertible Note Derivative expired), resulting in an increase in the value of the embedded conversion feature liability during such period and a resulting derivative loss of $0.8 million. There were no comparable embedded conversion features requiring bifurcation and separate accounting in the comparative period in the prior fiscal year and therefore there was no related Derivative gain (loss).

Interest expense

Interest expense primarily relates to interest expense incurred on the Convertible Notes and is net of amounts capitalized to construction-in-progress. Prior to the January 2024 Amended and Restated Note Purchase Agreement, the August 2022 Notes accrued interest at a rate of 6% when interest was paid-in-kind through the issuance of additional notes. Subsequent to the January 2024 Amended and Restated Note Purchase Agreement, the August 2022 Notes accrue interest at a rate of 10% when interest is paid-in-kind through the issuance of additional notes, with such rate also applying to the June 2024 Notes, September 2024 Notes and January 2025 Notes. We also recognize interest expense for the amortization of debt issuance costs and the amortization of debt discounts on the Convertible Notes. As part of the modification of the terms of our debt associated with the January 2024 Amended and Restated Note Purchase Agreement, the modified debt was recognized at fair value on our balance sheet which eliminated the prior debt discount and prior debt issuance costs that were amortized to interest expense. In connection with the Exchange Transaction on March 5, 2025, all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement was extinguished and the recognition of interest expense ceased.

For the three months ended March 31, 2025, interest expense increased $1.0 million, or 127%, versus the comparable period in the prior fiscal year. This increase was primarily a result of capitalizing less interest expense to construction-in-progress between periods (which results in an increase in the amount of interest expense recognized) as a result of the SSF being placed into service on April 1, 2024 and therefore no longer eligible for interest capitalization (an impact of $1.1 million increase in interest expense). Although interest expense accrued more rapidly during the current period due to the combined effect of interest accruing (i) at 10% under the terms of our January 2024 Amended and Restated Note Purchase Agreement compared to 6% under our prior agreement in the prior period, (ii) on a $17.0 million aggregate increase in the principal balance of Convertible Notes resulting from the issuance of the June 2024 Notes, September 2024 Notes, and January 2025 Notes and (iii) on $3.4 million and $4.0 million of interest that was paid-in-kind during August of 2024 and February 2025, respectively, this impact was not material due to the shorter period over which the Convertible Notes were outstanding in the current year, as a result of the Exchange Transaction.

For the nine months ended March 31, 2025, interest expense increased $2.1 million, or 48%, versus the comparable period in the prior fiscal year. This increase was primarily the result of (i) capitalizing less interest expense to construction-in-progress between periods (which results in an increase in the amount of interest expense recognized) as a result of the SSF being placed into service on April 1, 2024 and therefore no longer eligible for interest capitalization (an impact of $2.3 million increase in interest expense), and (ii) the combined effect of interest accruing (a) at 10% under the terms of our January 2024 Amended and Restated Note Purchase Agreement compared to 6% under our prior agreement in the prior period, (b) on a $17.0 million aggregate increase in the principal balance of Convertible Notes resulting from the issuance of the June 2024 Notes, September 2024 Notes, and January 2025 Notes, and (c) on $3.4 million and $4.0 million of interest that was paid-in-kind during August of 2024 and February 2025, respectively (for a combined impact of $2.0 million increase in interest expense). These increases were partially offset by the effects of a reduction in the amount of debt discount amortization primarily resulting from the write-off of the remaining unamortized debt discount (established August 26, 2022) and corresponding elimination of the amortization of such amount in connection with the accounting for the January 2024 Amended and Restated Note Purchase Agreement ($2.2 million reduction in interest expense).

Other expense

Other expense relates to losses on foreign currency transactions and certain non-income related taxes and penalties. For the three months ended March 31, 2025, other expense decreased $1 thousand, or 50%, versus the comparable period in the prior fiscal year. The decrease primarily relates to reduced foreign currency transaction losses compared to the prior year.

For the nine months ended March 31, 2025, other expense decreased $3 thousand, or 38%, versus the comparable period in the prior fiscal year. The decrease primarily relates to reduced foreign currency transaction losses compared to the prior year.

Income tax expense

We did not have any income tax expense or benefit for the three and nine months ended March 31, 2025 and 2024, as we have recorded a full valuation allowance against our net deferred tax asset.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had cash and cash equivalents of $4.0 million and a working capital deficit of $1.6 million compared to $4.9 million of cash and cash equivalents and a working capital deficit of $2.9 million as of June 30, 2024. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions.

Our predominant source of cash has been generated through equity financing from issuances of our common stock and equity-linked securities, including our Convertible Notes. Since inception, we have not generated revenues, and as such, have relied on equity financing and equity-linked instruments to fund our operating and investing activities. As a result of the Exchange Transaction in March of 2025, all outstanding indebtedness pursuant to the Convertible Notes was extinguished in exchange for equity interest in the Company, and the financial covenant requiring us to maintain a minimum cash balance was eliminated. Refer to the discussion above under the caption Recent Developments – Debt Exchange and Related Agreements for a description of the Exchange Transaction.

A summary of our cash flows for the nine months ended March 31, 2025 and 2024 follows.

	For the nine months ended March 31,		Variance
	2025	2024	$	%
	($ in thousands)
Net cash used in operating activities	$(17,407)	$(19,637)	$2,230	-11%
Net cash used in investing activities	(1,395)	(5,878)	4,483	-76%
Net cash provided by financing activities	17,938	13,178	4,760	36%
Net increase (decrease) in cash and cash equivalents	$(864)	$(12,337)	$11,473	-93%

* Represents a percentage change greater than +/- 300%

Cash Flows Used For Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of general and administrative costs (exclusive of share based compensation), costs incurred in furthering the Project, operating costs of the SSF, and transaction costs incurred related to the Exchange Transaction that were not directly related to the issuance of the related equity interests issued to our former noteholders. During the nine months ended March 31, 2025, we used $17.4 million of cash for operating activities, a decrease of approximately $2.2 million or 11% compared to the comparable period in the prior fiscal year. The decrease in cash used in operations during the current period primarily results from the decrease in General and administrative expenses, net of non-cash share based compensation expense, offset by the incurrence of Small-scale facility operating costs (refer to the discussion of year-over-year changes in General and administrative expenses and Small-scale facility operating costs above for additional details).

Cash Flows Used For Investing Activities

Our cash flows used for investing activities primarily relate to equipment purchases, engineering, the construction and commissioning of our SSF, FEL-2 engineering and related vendor testing related to our commercial-scale facility. During the nine months ended March 31, 2025, we used $1.4 million of cash for investing activities, a decrease of approximately $4.5 million, or 76%, compared to the comparable period in the prior fiscal year. Net cash used in investing activities during the nine months ended March 31, 2025 related to engineering services for FEL-2 engineering and related vendor testing for our commercial-scale facility. Net cash used in investing activities during the nine months ended March 31, 2024 primarily related to final construction and commissioning of our SSF.

Cash Flows From Financing Activities

Our cash flows from financing activities primarily relate to equity and equity-linked financing transactions to fund our business and operations. Cash flows provided by financing activities for the nine months ended March 31, 2025 were the result of (i) approximately $3.0 million of net proceeds received from the August 2024 Equity Offering, (ii) approximately $5.5 million of net proceeds received from the issuance of September 2024 Notes, (iii) approximately $4.7 million of net proceeds received from the issuance of January 2025 Notes, (iv) approximately net $4.9 million of proceeds received from the March 2025 Subscription, after recognition of the related costs and fees related directly to the issuance of the related equity instruments, and (v) approximately $0.2 million of taxes withheld and paid upon the vesting and release of shares for equity awards.

Cash flows provided by financing activities for the nine months ended March 31, 2024 were the result of $15.8 million of proceeds received from two closings of a private placement of our Common Stock in January of 2024, after recognition of the related costs and fees. The net proceeds from our private placement were offset, to a lesser extent, by $2.6 million of cash used to pay legal and accounting fees associated with the January 2024 Amended and Restated Note Purchase Agreement.

Summary of Financing Transactions for the nine months ended March 31, 2025

March 2025 Debt Exchange

Refer to the discussion above under the caption Recent Developments – Debt Exchange and Related Agreements for a description of the Exchange Transaction during March 2025.

January 2025 Notes Offering

Refer to the discussion above under the caption Recent Developments – January 2025 Notes for a description of the notes offering completed during January 2025.

September 2024 Notes Offering

On September 16, 2024, pursuant to an amended and restated note purchase agreement (the “September 2024 Amended and Restated Note Purchase Agreement”), we issued and sold the September 2024 Notes in an aggregate principal amount of $6.0 million, to Bluescape and Ascend. The net proceeds to us for the September 2024 Notes offering were approximately $5.5 million after deducting issuance costs and fees payable by us.

August 2024 Equity Offering

On August 27, 2024, we completed the August 2024 Equity Offering of (i) 231,884 Shares of Common Stock, (ii) Series A Warrants to purchase up to an aggregate of up to 231,885 shares of Common Stock, and (iii) Series B Warrants to purchase an aggregate of 231,885 shares of Common Stock. The Common Stock, Series A Warrants and Series B Warrants were offered and sold on a combined basis for consideration equating to $17.25 for one share of Common Stock, one Series A Warrant and one Series B Warrant.

The Series A Warrants and the Series B Warrants became exercisable on February 27, 2025. The Series A Warrants will expire on February 27, 2030 and the Series B Warrants will expire on February 27, 2027. The exercise price for each of the Series A Warrants and Series B Warrants is $18.3563 per share. Refer to Note 10-Equity to the unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for a complete description of the warrants.

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, costs necessary to further the engineering of our proposed commercial-scale complex, professional fees, operating costs for the SSF, Project related costs, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” and “Commitments and Contingencies” footnotes in the unaudited condensed consolidated financial statements for more information on certain of these expenditures and obligations.

Contractual Commitments and Contingencies

Purchase Obligations

As of March 31, 2025, we had purchase order commitments of approximately $2.7 million primarily for raw materials for the operation of the SSF, engineering services and vendor testing for the Company’s proposed commercial-scale facility, and drilling services related to wellfield development.

Future Capital Requirements and Going Concern

Over the next 12 months we have the following plans that will require additional capital:

•
Operate the SSF to provide the necessary data for our commercial-scale facility and progress our customer qualification program;
•
Progress FEL-2, FEL-3, and the related detailed engineering and vendor testing;
•
Optimize well-field design in an effort to reduce future mining capital and operational expenditure through various drilling techniques such as directional, horizontal, and radial drilling;
•
Pursue and optimize infrastructure capital expenditures for our larger-scale facility which could include expansion of non-potable water resources, upgrading shore power, connection to a natural gas network, and constructing new access roads into and out of the location for our larger-scale facility; and

•
Further define our advanced materials strategy with consideration to engineering and repurposing our SSF once sufficient data has been obtained for flow sheet optimization and the production of product for customer qualification.

Although the August 2024 Equity Offering, issuance of the September 2024 Notes, issuance of the January 2025 Notes, proceeds received in the March 2025 Subscription and May 2025 Subscription improved our cash position, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing within the next twelve months. Absent additional financing, we may no longer be able to meet our ongoing obligations, continue operations or achieve the milestones outlined above.

We intend to explore different potential financing strategies to help support the growth of our business and execution of our business plan, including equity or debt financing, government funding or grants, private capital, royalty agreements or customer prepayments, the exercise of a significant portion of the warrants outstanding to acquire our Common Stock, or other strategic alliances with third parties. However, there is no assurance that we will be able to secure additional financing on adequate terms, in a timely manner, or at all.

The receipt of any potential funding cannot be considered probable at this time because these plans are not entirely within our control as of the date of the unaudited condensed consolidated financial statements. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund our operations, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects. Refer to the “Going Concern” discussion within Note 1-Basis of Financial Statement Presentation of the unaudited condensed consolidated financial statements for more information.

Critical Accounting Policies

A complete discussion of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no significant changes in our critical accounting policies during the nine months ended March 31, 2025. Unless otherwise discussed, we believe that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective dates of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. We are evaluating the impact that ASU 2024-03 will have on our related disclosures, including the adoption date and transition method.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in the evaluation for the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Note 13–Commitments and Contingencies in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, as of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time become subject to various claims, legal proceedings, governmental inspections, audits, or investigations arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

The consummation of the transactions contemplated by the Restructuring Support Agreement resulted in substantial dilution to our existing stockholders and in a significant amount of our Common Stock being held by Ascend and Bluescape.

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

On March 5, 2025, pursuant to the Restructuring Support Agreement, the parties implemented the Exchange Transaction as an Out-of-Court Restructuring, which resulted in 13,586,524 shares of the Company’s Common Stock being issued to Bluescape and Ascend, the termination of the Amended and Restated Note Purchase Agreement, and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement. On March 13, 2025, pursuant to the January 2025 Subscription Agreement, we issued and sold an aggregate of 1,408,173 shares of common stock to Bluescape and Ascend, at a Subscription Price of $3.5507 per share for aggregate gross proceeds of $5.0 million. Also pursuant to the January 2025 Subscription Agreement, we issued Restructuring Warrants to purchase up to an aggregate of 5,632,692 shares of common stock to Bluescape and Ascend.

Following the consummation of the Out-of-Court Restructuring, our stockholders experienced substantial dilution. Our stockholders held less than 20% of our Common Stock immediately prior to the Transaction. If Ascend and Bluescape were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these parties, if they choose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. These parties may have interests that are different than those of other stockholders.

Exercise of our outstanding Warrants will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our Common Stock.

On March 13, 2025, we issued and sold warrants to purchase an aggregate of 1,408,173 shares of our common stock at an exercise price of $3.5507 per share, which were immediately exercisable (the “Restructuring Warrants”). The Restructuring Warrants expire on the first anniversary of their issuance.

Additionally, in August 2024, we issued and sold warrants to purchase an aggregate of 460,870 shares of our common stock at an exercise price of $18.3563 per share, including 230,435 Series A Warrants and 230,435 Series B Warrants, which became initially exercisable on February 27, 2025. The Series A Warrants will expire on February 27, 2030 and the Series B Warrants will expire on February 27, 2027.

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

Changes in U.S. trade policies, including the imposition of tariffs, could materially increase the cost of constructing our proposed commercial-scale facility and materially adversely impact the economic viability of our project.

Our planned commercial-scale facility for in-situ mining of boron will require significant capital investment, currently estimated to be between approximately $390 and $430 million. The construction of this facility will involve sourcing equipment from within the United States, but also from various European countries and other international sources. Recent and potential future changes in U.S. trade policies, including tariffs implemented or proposed by the U.S. government and any retaliatory actions taken in response by foreign governments, could significantly increase the cost of imported equipment and materials required for the construction of our facility.

Our economic feasibility studies that we are currently undertaking and our preliminary cost analyses have not accounted for the impact of existing or future tariffs. The ultimate impact of currently announced tariffs and any future tariffs or trade policies will depend on various factors, including the timing of implementation and the amount, scope and nature of such tariffs or policies. Given the uncertainty and volatility surrounding trade and tariff policies, particularly in light of historical shifts in tariff approaches, including those imposed under the current Trump administration, we may experience materially increased costs that are difficult to predict accurately at this time. Such cost increases could negatively affect the projected economics of our facility and our ability to access financing, potentially causing the economic feasibility of the project to deteriorate substantially, or render the project economically unviable, thereby causing us to delay, significantly modify, or cancel the project entirely, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

Except as previously disclosed in Current Reports on Form 8-K, there were no unregistered sales of equity securities during the three months ended March 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable as we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

CFO Employment Agreement

On May 15, 2025, we entered into an employment agreement with our Chief Financial Officer and principal accounting officer, Joshua Malm (the “Employment Agreement”). The Employment Agreement entitles Mr. Malm to cash compensation of $300,000 per year for his service as our Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Malm is eligible to earn an annual bonus of up to 80% of his then-in-effect base salary (on target performance would result in a bonus payment equal to 40% of Mr. Malm’s then-in-effect base salary), subject to the achievement of performance objectives as determined by the Board.

Regardless of the manner in which Mr. Malm’s employment terminates, he is entitled to receive certain accrued amounts previously earned during his employment, including unpaid salary, reimbursement of expenses owed, and accrued but unpaid paid time off and any continuation of benefits required by applicable law.

In addition, Mr. Malm is entitled to certain severance benefits under his employment agreement, subject to his execution of a release of claims and compliance with post-termination obligations. Pursuant to Mr. Malm’s employment agreement, upon a termination of his employment by the Company for reasons other than for “cause” or by Mr. Malm for “good reason” (each term as defined in the employment agreement), Mr. Malm is entitled to (i) an amount in cash equal to six months of annual base salary, payable in a lump sum, (ii) a pro-rated bonus based on target performance for the portion of the year he was employed, (iii) payment of the COBRA premiums for Mr. Malm and his eligible dependents for a maximum period of up to 6 months from the date of his termination of employment, and (iv) accelerated vesting of all unvested Company equity awards, provided that any Company equity awards that vest based on the attainment of performance goals will remain outstanding and will be eligible to vest in accordance with the terms of the applicable award agreements, provided, further, that in the event such termination occurs during the period commencing on the date that is three (3) months prior to a change in control and ending on the date that is eighteen (18) months following a change in control, any performance stock units (“PSUs”) outstanding where the termination date is within twelve (12) months of the end of their respective performance period(s), and there is a reasonable probability that the respective performance goal(s) for such PSUs would have been achieved at target (or above) absent the change in control, then such PSUs that would have vested within such twelve (12) month period following the change in control shall also vest.

The foregoing summary of the Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the Consulting Agreement, a copy of which is attached as Exhibit 10.11.

May 2025 Private Placement

On May 12, 2025 and May 13, 2025, we entered into subscription agreements (the “May 2025 Subscription Agreements”) with certain third-party investors (the “Subscribers”). Pursuant to the May 2025 Subscription Agreements, we issued and sold an aggregate of 1,984,709 shares of Common Stock at a purchase price of $3.55 per share (the “Subscription Shares”). We also issued a total of 37,042 shares of Common Stock to 5E Capital II, LLC as partial payment for advisory services in connection with the transactions contemplated by the Subscription Agreements (together with the Subscription Shares, the “Private Placement Shares”). The transactions contemplated by the May 2025 Subscription Agreements closed on May 15, 2025.

Under the terms of the May 2025 Subscription Agreements, we have agreed to register the resale of the Private Placement Shares, subject to the terms and limitations set forth in the May 2025 Subscription Agreements.

Additionally, subject to the terms and conditions set forth in the May 2025 Subscription Agreements, in the event we sell equity or equity-related securities for cash to Bluescape, Meridian and Ascend Global Investment Fund SPC, for and on behalf of Strategic SP (“New Securities”), and their respective affiliates at any time prior to our Phase 1 plant facility being fully commissioned, we will provide the Subscribers the opportunity to also purchase such New Securities in an amount up to each Subscriber’s Pro Rata Share (as defined in the applicable May 2025 Subscription Agreement).

The May 2025 Subscription Agreements contain customary representations, warranties and covenants of ours and the Subscribers, and other obligations of the parties. Such representations, warranties and covenants were made only for purposes of the May 2025 Subscription Agreements and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. The foregoing summary is qualified in its entirety by reference to the text of each May 2025 Subscription Agreement, copies of which are attached hereto as Exhibits 10.9 and 10.10 and incorporated by reference herein.

The securities were offered in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended or Regulation S under the Securities Act.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider Trading Arrangements and Policies.

During the three months ended March 31, 2025, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Title
3.1

Amended and Restated Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of 5E Advanced Materials, Inc., dated February 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2025).

3.3	Second Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K filed with the SEC on November 1, 2024).
4.1	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.2	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.3	Form of Restructuring Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
10.2	Restructuring Support Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.3	Exchange Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.4	Securities Subscription Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.5

Fourth Amended and Restated Investor and Registration Rights Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).

10.6(a)	Amended and Restated Note Purchase Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).
10.6(b)

Amendment No. 4 to the Amended and Restated Note Purchase Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).

10.7

Amended and Restated 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2025).

10.8*	Non-Executive Director Appointment Letter, Curtis L. Hebert, Jr., dated March 6, 2025.
10.9†*	Subscription Agreement with 5E Capital II, LLC, dated May 12, 2025.
10.10*	Subscription Agreement with Lazarus Securities Pty Ltd, dated May 13, 2025.
10.11*	Malm Employment Agreement, dated May 15, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
†

Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv) because such information is (i) not material and (ii) is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.

Date: May 15, 2025	By:	/s/ Paul Weibel
Paul Weibel
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Joshua Malm
Joshua Malm
Chief Financial Officer (Principal Financial Officer)