Form 10-K
period 2025-06-30
5E Advanced Materials, Inc.
filed 2025-09-29
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $37.2 million as of

December 31, 2024 (based on the last reported sale price of such stock on the Nasdaq Global Select Market on that date).

As of September 28, 2025, the number of shares outstanding of the registrant’s common stock was 22,444,587.

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
•
“Bylaws” refers to the Amended and Restated Bylaws of 5E Advanced Materials, Inc.
•
“CDI” refers to a CHESS Depositary Interest.
•
“CERLA” refers to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.
•
“Certificate of Incorporation” refers to the Amended and Restated Certificate of Incorporation of 5E Advanced Materials, Inc., as amended.
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
•
“FEL” refers to front end loading, a stage gated project management system (with a number to the corresponding stage, e.g., FEL-1, FEL-2, FEL-3.)
•
“LCE” refers to lithium carbonate equivalents.
•
“MST” refers to million short tons.
•
“Nasdaq” refers to the Nasdaq Global Select Market.
•
“ppm” refers to parts per million.
•
“Preliminary Feasibility Study” or “PFS” refers to the Preliminary Feasibility Study and Technical Report Study, dated August 7, 2025, included as Exhibit 96.1 to this Annual Report.
•
“Project” refers to the 5E Boron Americas (Fort Cady) Complex.
•
“Scheme” refers to a statutory Scheme of Arrangement under Australian law under Part 5.1 of the Corporations Act.
•
“SEC” refers to the U.S. Securities and Exchange Commission.
•
“Securities Act” refers to the Securities Act of 1933, as amended.
•
“SSF” refers to the current Small-Scale Facility.
•
“QPs” refers to Qualified Persons, as defined by SEC Regulation S-K 1300.

ii

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

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the period ended June 30, 2025, and documents incorporated by reference herein, may include statements that express our and our subsidiaries’ opinions, expectations, beliefs, plans, goals objectives, assumptions or projections regarding future events or future financial performance and results, financial condition, business strategy, including certain projections, milestones, targets, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “forecasts,” “budgets,” “targets,” “aims,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, and in each case including their negative or other variations of comparable terminology. However, not all forward-looking statements contain these identifying words. All statements other than statements of historical fact contained in this Annual Report, including without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our ability to secure additional financing and continue as a going concern, our Preliminary Feasibility Study (as defined herein), our purchase order commitments, the impact of recent hiring decisions on our vision of becoming a leading global supplier of borates and advanced boron materials and our ability to operate the SSF and develop the Project (each as defined herein), production forecasts and capital expenditure estimates. Forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including risks described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Other sections of this Annual Report on Form 10-K include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Annual Report on Form 10-K and the documents that we reference or incorporate by reference in this Annual Report on Form 10-K and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to the us or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

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
•
Our inability to continue operating the small-scale facility (“SSF”) or complete further technical and economic studies may impact the Project.
•
We have invested and plan to continue to invest significant amounts of capital in the Project.
•
We have a limited history of mineral production and we may not be able to successfully achieve our business strategies.
•
We may be unable to develop or acquire certain intellectual property required to implement our business strategy.
•
Third parties may claim that we infringe on their proprietary intellectual property rights.
•
All of our business activities are now in the development stage, but may not result in commercial development.
•
We are a development stage company and our mineral resource and reserve estimates are subject to significant change.
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
•
Inadequate infrastructure may constrain our future mining operations.
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
•
We may suffer challenges to our mining claims.
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
•
We face risks relating to mining, exploration and development, and mine construction.
•
Mineral exploration and development, such as our proposed operations, are subject to extraordinary risks.
•
Our proposed facilities or operations could be adversely affected by natural or human causes outside of our control.
•
A shortage of skilled technicians and engineers may further increase our operating costs.
•
Changes in U.S. trade policies may increase our construction costs.
•
A shortage of equipment or disruption in our supply chain could adversely affect our ability to operate our business.
•
Disruptions in production at our proposed facilities may have a material adverse impact on our business.

•
Failure by our vendors or suppliers to use legal or ethical business practices may adversely affect our proposed business.
•
Competition with and new production of borates and other minerals could adversely affect our business.
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
•
New or evolving sustainability and climate-related disclosure obligations could result in additional costs of compliance, litigation or reputational risk.
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
•
We plan to invest significant amounts of capital in exploration and development activities, which involves uncertainty.
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

Risks Relating to Our Common Stock and CDIs

•
Our largest stockholders control a significant percentage of our voting power and may be able to exert significant control over the direction of our business.
•
The exercise of our outstanding warrants will dilute ownership to existing stockholders or may depress our stock price.
•
The market price and trading volume of our Common Stock and CDIs may be volatile.
•
We incur significant costs as a result of being publicly traded in both the United States and Australia.
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
•
We have in the past and may again in the future receive a notice of the failure to satisfy a continued listing rule from Nasdaq.
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

Incorporated by reference as Exhibit 96.1 to this filing is a Preliminary Feasibility Study and Technical Report Study, dated August 7, 2025 (the “PFS”). The purpose of the PFS is to support the disclosure of mineral resource and reserve estimates for the Project, which are further described in the Business and Properties item of this report. The PFS was prepared in accordance with the SEC’s Mining Disclosure Rules and Regulation S-K Subpart 1300 and Item 601(b)(96) (technical report summary).

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

PART I

Items 1 and 2. Business and Properties

Overview

We are a development stage company focused on becoming a vertically integrated global leader and supplier of refined borates and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. Our business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of borates, calcium-based co-products, and potentially other byproducts such as lithium carbonate, to downstream advanced boron material processing and development. Our vision is to safely process borates and other industrial materials through sustainable best practices and a continuous improvement mindset. We hold 100% of the rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex located in southern California (the “Project”), through our wholly owned subsidiary 5E Boron Americas (formerly Fort Cady (California) Corporation (“5EBA”)). Our Project is underpinned by a mineral resource that includes boron and lithium, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. We currently operate our small-scale facility (the “SSF”) at the Project, which provides data and information necessary for us to ultimately establish a commercial-scale facility at the Project.

Through a multi-phased approach, we plan to develop the Project into a large-scale boron and lithium complex. The Project is based on a conventional colemanite deposit, which is a hydrated calcium borate mineral found in evaporite deposits, and we believe it is one of the largest known new conventional boron deposits globally. The deposit hosts a mineral resource and reserve from which we intend to extract and process into borates, advanced boron materials, calcium-based co-products, and potentially other byproducts such as lithium carbonate on a commercial scale. These materials are scarce in resource, currently subject to supply risk as a large portion of their consumption in the United States is sourced from foreign producers and are essential for supporting critical industries. When the Project is successfully developed, we believe that we can become an important supplier helping to provide supply security for these materials in the United States. The importance of the Project and its mineral resources and reserves have been recognized by it being designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. The Project is also expected to serve as an important supply source of borates that we intend to process and develop into refined borates and advanced boron materials over time.

Our Strengths

We believe the following key strengths will help us toward our goal of becoming an important supplier of refined borates and advanced boron materials, complemented by calcium-based co-products and potentially other byproducts such as lithium carbonate:

Strategically Positioned to Benefit from Expected Substantial Demand Growth as Boric Acid Demand Out Paces Supply, Fueled by Intensified Decarbonization Efforts and Future Facing Market Developments. We are a development-stage company aiming to develop a materials reserve of high-quality borates and other key industrial materials, currently positioned as inputs into key technologies and industries that address climate change, support decarbonization, energy independence, and support food, national security and defense sectors. We believe factors such as government regulation and incentives focused on domestic manufacturing and supply chains and capital investments across industries will drive demand for end-use applications like solar and wind energy infrastructure, neodymium-ferro-boron magnets, defense applications, lithium-ion batteries, and other critical material applications. We expect any such growth in demand to increase the need for borates and other advanced boron materials that we seek to produce. In addition, products with future facing applications, including in the semi-conductor, life sciences, aerospace, military and automotive markets, are also expected to drive demand growth. As a result of our broader focus on the refined borates and advanced boron materials rather than specific end use applications, we believe we can be well-positioned to be an important domestic supplier to a number of different sectors benefiting from their expected growth.

Attractive Geographic Location with a Potential to Address Global Supply Challenges and National Security Concerns. Over the past several years, the United States has taken action to reinforce existing supply chains and access to critical materials, while working to secure the domestic supply. In February 2022, the Project was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, which we believe is a testament to its potential importance as a U.S.-based source of boron, lithium and other materials. This designation supports our goal of playing an important role in providing critical materials domestically, while simultaneously addressing the currently challenged global supply chain. The global boron market is exposed to potential supply risks. There are currently only two major global suppliers (Eti Maden and Rio Tinto Borax) who together represent approximately 80-85% of total supply, with Eti Maden representing approximately 60% of global supply. Similarly, there are only a small number of domestic lithium carbonate suppliers today in the United States. The Project is located in Southern

California and, if successfully commercialized, we expect it will have the ability to supply U.S. markets and industries with these two key materials, become a driver of exported goods, and thereby help reduce reliance on foreign sources and potentially bolster the United States economic growth. Our plans to develop U.S.-based downstream capabilities are similarly expected to allow us to onshore additional components of the overall boron supply chain that have historically been concentrated in Asia and other foreign regions.

Our Project is Based on one of the Largest Known New Conventional Boron Deposits in the World and Includes a Complementary Lithium Resource that has the Potential to Enable Us to Become an Important Participant in the U.S. Lithium Market. The Project deposit is a rare colemanite borate deposit, and we believe it is one of the largest known new deposits of colemanite globally. The Preliminary Feasibility Study estimates a combined 5.3 million short tons (“MST”) of boric acid (H3BO3) proven and probable reserves for Phase 1 of the Project, and 169 thousand short tons of measured plus indicated mineral resource of lithium carbonate equivalent. The mineral resource estimate also identified 0.5 million short tons of inferred mineral resource of boric acid (H3BO3) and 5 thousand short tons of lithium carbonate equivalent. All reserve and mineral resource estimates were prepared using a 2.0% cut-off grade. We believe that the complementary lithium resource at the Project, if successfully developed, has the potential to enable us to become an important participant in the U.S. lithium market. We believe the size and quality of our Project’s boron reserves and lithium resource also positions us to become a long-term supplier, if and when the site becomes operational.

We Believe Our Approach for Developing and Commercializing the Project, along with our Orientation towards Decarbonization-Enabling Materials and Industries can Position us Well to Focus On Sustainability Initiatives. We believe that the boron and lithium materials we plan on producing will support industries and applications that enable decarbonization and emission reduction, such as electric vehicles and green energy. These industries are important contributors to and supporters of the United Nations Sustainability Development Goals (“SDG’s”), which include accelerating a net-zero future, promoting sustainable infrastructure, improving global nutrition and health as well as promoting innovation. Further, we believe that our extraction techniques will help us create a set of infrastructure that is aligned with the industries we plan on supporting. Our method of in-situ extraction is expected to source water from our hydrology wells while providing for closed loop water recycling which we expect will help reduce overall water consumption and provide for efficient energy management. In-situ extraction is also traditionally associated with less above ground land disturbance than traditional resource extraction methods, while using fewer fossil fuels. Given our early stage of development, we believe we have a unique opportunity to develop and grow our business and a potential sustainability advantage, including building a Board and leadership team as well as creating strong corporate governance policies, in each case focused on sustainability matters. Our focus will be to have a positive impact on the prosperity of local communities by supporting job creation, providing specialized training, targeting local procurement and investment, all of which are important given the local community near the Project is designated an economic development zone by the State of California.

Our Strategy

Our strategy is founded on leveraging our large mineral resources and reserves, related proposed infrastructure project, project development and advanced materials expertise to develop a vertically integrated business focused on refined borates and advanced boron materials, complemented by calcium-based co-products of calcium chloride and gypsum, and strategically extract and process economically accretive byproducts such as lithium carbonate. We intend to continue to thoughtfully develop our business over time in a systematic manner.

In November 2023, the U.S. Environmental Protection Agency (“EPA”) provided authorization to begin in-situ mining operations pursuant to an Underground Injection Control permit and in January 2024, we began well-field injection with acid and began extracting valuable minerals from the Project in the form of a Pregnant Leach Solution (“PLS”). The initial high-quality run-of-mine head grade of boric acid provided validation of our initial operational assumptions.

In April 2024, we commenced operation of the SSF, an above ground chemical plant designed to refine borates, which has served as a foundation for the design, engineering, and cost optimization for our proposed commercial-scale facility, as well as serving as the source of product for our customer qualification and offtake agreement efforts. The SSF is an essential step in the overall Project development plan and serves as our current extraction and processing facility to demonstrate product development and design. Shortly after we began to process the PLS at the SSF we produced our first batch of boric acid. During July 2024, we sent out our first samples of boric acid produced at the SSF to potential customers, and during April 2025, we were notified by a leading global specialty glass manufacturer that they had successfully produced specialty glass utilizing our boric acid. As of September 2025, we were aware of approximately 14 customers in 8 diverse market segments who had successfully qualified our boric acid through a combination of laboratory evaluation, field trials and truckload-scale shipments. We believe that the progress observed in our customer qualification efforts will facilitate discussions with stakeholders about funding options for Phase 1 of the commercial facility and securing commercial contracts for our future products.

Concurrently with the commissioning of wellfield and start-up of the SSF, during January 2024 we selected Fluor Enterprises, Inc. (“Fluor”) as our Engineering, Procurement and Construction Management Firm (“EPC”) service provider to lead our FEL-2 engineering program. During August 2025, Fluor completed the FEL-2 engineering for our proposed commercial-scale facility, which culminated in the issuance of a S-K 1300 compliant Preliminary Feasibility Study (the “PFS”). The PFS included a capital estimate of approximately $435 million to construct the proposed commercial-scale facility, inclusive of $55 million for contingency and approximately $13 million of owner’s costs, and resulted in approximately 41% of the Project’s total resource being converted into approximately 5.3 million short tons of boric acid reserves, and a resultant 39.5 year life of mine.

We plan to continue to operate the SSF to produce additional boric acid for potential customers, advance the design of our commercial-scale wellfield design and operating methods, and refine the production process for our two proposed byproducts; calcium chloride and gypsum. Our expectation is that the SSF will cease operation and be decommissioned once we advance to the commercial construction stage for our proposed commercial-scale facility.

While our immediate focus is on our efforts to establish the proposed commercial-scale facility and our ability to commercially produce salable products, including boric acid, calcium chloride and gypsum, we remain dedicated to opportunistically developing downstream advanced boron materials processing capabilities and economically accretive byproducts such as lithium carbonate to extract greater value out of the Project.

Key elements of our strategy include:

Develop and Commercialize the Project to Produce an Economical and Secure Supply of Boron and Focusing on a more Environmentally Friendly In-Situ Extraction Process as Compared to Traditional Mining. Our initial objective is to develop our Project’s boron resource and achieve a commercial extraction volume of borates and other byproducts safely and profitably with an aim to rely on a more environmentally friendly in-situ extraction process as compared to traditional mining. The SSF, which commenced operations in April 2024, has proven the technical merits of our planned in-situ mining techniques, and has served as the foundation for our future design, engineering, and cost optimization of our planned commercial-scale complex while simultaneously providing product samples for customer qualification and offtake agreement efforts. If and when the commercial-scale complex is fully operational, we believe that we will have an opportunity to be a long-term supplier of borates, calcium chloride and gypsum, and the Project can serve as an important internal supply source for our development of downstream specialty and advanced materials.

Establish Competitive Market Positions in High Value, High Margin Markets for Refined Borates and Advanced Boron Materials that Address Decarbonization, Food Security, National Security and Defense, and Production of Domestic Supply. We are seeking to establish competitive market positions in high value in use, high margin, and high technology refined borates and advanced boron materials markets. We believe that as a result of efforts by several countries and businesses to address climate change and achieve decarbonization, as well as increasing challenges related to food security and geopolitical instability, key sectors such as electric vehicle manufacturing, clean energy infrastructure, food and fertilizers, and domestic security, will experience significant growth in the future. As a result, these sectors are expected to require secure and substantial new supplies of key inputs such as boron to support their growth. Assuming the successful commercial completion of our proposed commercial-scale facility and complex, we believe we will have the opportunity to become one of the largest suppliers of borates in the domestic U.S. and international markets. Over time, we plan on developing downstream advanced boron materials capabilities to convert borates into advanced boron materials. These advanced boron materials may support higher technology applications across the fields of semi-conductors, life sciences, aerospace, military, energy and automotive markets and would allow us to extract greater value from our processes and supply chain. Downstream advanced boron materials capabilities may be developed over time through a combination of internal research and development, commercial partnerships or joint ventures with other organizations or research institutions, or via the acquisition of intellectual property related to processing and manufacturing.

Sign Offtake Agreements and Develop Commercial Partnerships to Expand High-Performance Boron Capabilities and Embed Ourselves in Customer Supply Chains. As part of the commercialization plans for the Project, we plan on dedicating resources for marketing efforts to establish commercial offtake agreements for the sale of borates, calcium chloride and gypsum. We believe sales of these materials will support our strategy of achieving a durable revenue base, which can be used to fund subsequent incremental capacity plans and generate cash necessary for investments in downstream advanced boron materials capabilities and economically accretive byproducts such as lithium carbonate. As we develop our downstream materials business, we plan to collaborate with customers and partners to support their development of high-performance applications in the areas of clean energy infrastructure, electric transportation, and high-grade fertilizers among other end uses. These commercial partnerships are expected to be an important element of embedding us within global supply chains and positioning us as an essential supplier of borates and advanced boron materials. We intend to invest in research and development initiatives with an aim to support our customers’ product development and create intellectual property for us.

Corporate History and Reorganization

American Pacific Borates Limited, our former parent company, was incorporated in October 2016 under the laws of Western Australia for the purpose of acquiring the rights in the Project from Atlas Precious Metals, Inc. The acquisition of Fort Cady (California) Corporation was completed in May 2017 and ABR’s ordinary shares were subsequently admitted for official quotation on the Australian Stock Exchange (“ASX”) in July 2017.

We were incorporated in the State of Delaware on September 23, 2021, as a wholly owned subsidiary of ABR for the purposes of effecting a corporate reorganization.

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

Pursuant to the corporate reorganization, we issued to the shareholders of ABR either one share of our Common Stock for every ten ordinary shares of ABR or one CDI for every one ordinary share of ABR, in each case, as held on the Scheme record date. Eligible shareholders of ABR (those whose residence at the record date of the Scheme is in Australia, New Zealand, Canada, Hong Kong, Ireland, Papua New Guinea, Singapore, Malaysia, Thailand, or the United States) received CDIs by default. In order to receive Common Stock, eligible shareholders were required to complete and submit an election form to ABR’s registry no later than 5:00 p.m. (AEDT) on March 2, 2022. Ineligible shareholders did not receive CDIs or shares of Common Stock but instead received the proceeds from the sale of the CDIs to which they would otherwise have been entitled by a broker appointed by ABR. The appointed broker sold the CDIs in accordance with the terms of a sale facility agreement and remitted the proceeds to ineligible shareholders. Additionally, we canceled each of the outstanding options to acquire ordinary shares of ABR and issued replacement options representing the right to acquire shares of our Common Stock on the basis of one replacement option for every ten existing ABR options held. We maintain an ASX listing for our CDIs, with each CDI representing 1/10th of a share of Common Stock. Holders of CDIs are able to trade their CDIs on the ASX and holders of shares of our Common Stock are able to trade their shares on Nasdaq.

Following completion of the corporate reorganization, ABR became a wholly owned subsidiary of 5E Advanced Materials, Inc.

Fort Cady Project

In August 2025, we issued our Preliminary Feasibility Study prepared in accordance with Regulation S-K 1300, which focused on Phase 1 development of our Fort Cady Project to develop a 130,000 short ton per annum boric acid plant. We believe the PFS demonstrates a world-class resource and reserve, management’s firm understanding and direction for the business, which can position the company to achieve profitability, generate cash flow, and reduce risk.

Due to the current favorable market backdrop and growing importance of critical materials, we continue to focus primarily on further developing our Project by working towards commercialization and building a commercial-scale facility for the extraction of boric acid, with the production of calcium chloride and gypsum as valuable co-products. A focus on boron extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food security, national defense and production of domestic supply and our focus on high value in use materials and applications.

The PFS was based upon converting approximately 41% of our total resource and established approximately 5.3 million short tons of boric acid reserves with an average grade of 8.03% (B2O3) and an initial 39.5 year life of mine utilizing an in-situ leaching (“ISL”) mining method. The PFS allows for optionality for future expansion phases to develop the remaining portions of our total resource, optionality for economically accretive byproducts, and future endeavors into value added advanced boron derivatives.

The financial model for the economic analysis included in the PFS was based upon a third-party preliminary market study which evaluated future supply and demand thematics for the boric acid market, as well as capital estimates developed by our EPC firm, Fluor and Miocene, Inc. (“Miocene”). The PFS included a capital estimate of approximately $367 million, a 15% contingency of approximately $55 million, and owner’s costs of approximately $13 million, for an aggregate capital estimate of approximately $435 million. The capital estimate includes the anticipated costs for a natural gas Combined Heat & Power (“CHP”) COGEN facility that will power Phase 1 of the Project.

We will continue to operate the SSF while we stage gate to FEL-3 engineering for Phase 1 of the commercial-scale complex. FEL-3 engineering is expected to provide the necessary estimates to publish a final feasibility study and, assuming the financing is secured, a final investment and construction decision for Phase 1 of the proposed commercial-scale complex. Based upon progress to date, we are now targeting to reach initial commercial production from Phase 1 in the second-half of calendar year 2028.

Competition

The mining industry is highly competitive. According to the preliminary market study prepared by Kline & Company, Inc., there were two major competitors in the borates industry, Rio Tinto Borates (“RTB”) and Eti Maden, the latter of which is owned by the Turkish government. If we are successful in bringing the Project into production, we will be competing with those two large competitors in the borates industry, one global mining conglomerate and one state-owned enterprise, each of which we believe are generally well-funded and established. We, therefore, may be at a significant disadvantage in the course of obtaining materials, supplies, labor and equipment from time to time. Additionally, we are, and expect to continue to be, an insignificant participant in the business of mining exploration and development for the foreseeable future. According to Global Market Insights, together they supplied approximately 85% of global boron demand which has led to a global duopoly, with Eti Maden alone having supplied approximately 60% of the world’s recent demand.

When the Project is successfully developed and commercialized, the primary factors that we will be competing upon include, without limitation, the amount and quality of our material resources and reserves, the pricing of our products, and the quality of our customer support and service. Furthermore, prospective customers may consider additional factors such as the geographic location of our operations and the reputation of our business when compared to our competitors.

Customers

Because we have not yet begun large-scale production of mineral products, we currently do not have any binding supply agreements with customers. During July 2024, we sent out our first samples of boric acid produced at the SSF to potential customers, and as of September 2025, we were aware of approximately 15 customers in 8 diverse market segments who had successfully qualified our boric acid through a combination of laboratory evaluation, field trials and truckload-scale shipments. We believe that the progress observed in our customer qualification efforts will facilitate discussions with stakeholders about securing commercial contracts for our future products.

Governmental Regulation

We are subject to numerous and extensive federal, state and local laws, regulations, permits and other legal requirements applicable to the mining and mineral processing industry, including those pertaining to employee health and safety, air emissions, water usage, wastewater and stormwater discharges, air quality standards, greenhouse gas emissions, waste management, plant and wildlife protection, handling and disposal of hazardous and radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. Our business may be affected by varying degrees of government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. These laws, regulations, permits and legal requirements have had, and will continue to have, a significant effect on our results of operations, earnings and competitive position.

Federal legislation and implementing regulations adopted and administered by the EPA, the Bureau of Land Management (the “BLM”), the Fish and Wildlife Service, including legislation such as the federal Clean Water Act (“CWA”), the Safe Drinking Water Act (the “SDWA”), the Clean Air Act, as amended (the “CAA”), the National Environmental Policy Act (the “NEPA”), the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), and the Resource Conservation and Recovery Act (the “RCRA”), have a direct bearing on our proposed solution mining and processing operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

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

The CAA restricts the emission of air pollutants from many sources, including processing activities. Any future processing operations by us may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws, as administered by the Mojave Desert Air Quality Management District (“MDAQCD”). New equipment and facilities are required to obtain permits before work and operations can begin. Once constructed or obtained, we may need to incur additional capital costs to ensure such facilities and equipment remain in compliance with applicable rules and regulations. In addition, permitting rules do impose limitations on our estimated production levels or result in additional capital expenditures in order to comply with the rules. We have received Authorization to Construct (“ATC”) air permits for the SSF and will require ATC air permits for the equipment for the large-scale facility once FEL-3 engineering is complete.

The CWA, and comparable state statutes, imposes restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. We received a Waste Discharge Requirements (“WDR”) order from the Lahontan Regional Water Quality Control Board (the “LRWQCB”) in 1988 and remain in compliance with the permit conditions. The LRWQCB regulates surface activities, such as ponds, that have the potential to allow process solutions to leak into the subsurface. A Final Permanent Closure Plan has been approved by the LRWQCB for closure of the existing impoundments. Closure of the ponds and 1988 WDR is expected to be finalized later in 2025 or 2026. The current commercial design includes approximately 37 acres of evaporation ponds for the purpose of removing sodium and calcium from the back end of the processing plant. We will apply for a new or amended WDR order from LRWQCB as part of the development activities.

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

The Federal Land Policy Management Act (the “FLPMA”) governs the way in which public lands administered by the BLM are managed. The General Mining Law of 1872 and the FLPMA authorize U.S. citizens to locate mining claims on federal lands open to mineral entry. Borates are a locatable mineral, and locatable mineral deposits within mining claims such as the Project may be developed, extracted and processed under a Plan of Operations approved by the BLM. The NEPA requires a review of all projects proposed to occur on public lands.

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

Solution mining does not meet the definition of a mine under the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006. Solution mining and processing activities are covered by the regulations adopted by the California Occupational Safety and Health Administration (“CalOSHA”). Therefore, our proposed operations will need to comply with the CalOSHA regulations and standards, including development of Safe Operating Procedures and training of personnel. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent may have a negative impact on the profitability of the operations.

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

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and revegetating various portions of a site after well-field and processing operations are completed as well as plugging and abandoning injection recovery, water monitoring and exploration drilling holes. Comprehensive environmental protection and reclamation standards must be met during the course of, and upon completion of, mining activities, and any failure to meet such standards may subject us to fines, penalties or other sanctions. Reclamation efforts will be conducted in accordance with detailed plans, which are reviewed and approved by the EPA, BLM, LRWQCB, and San Bernardino County on a regular basis. We currently have reclamation obligations and we have arranged a surety bond and pledged certificates of deposits for reclamation with the State and Federal regulatory agencies. At this time, land disturbance certificate of deposits for approximately $319 thousand are in place with the County of San Bernardino, and a fully collateralized surety bond for approximately $1.2 million are in place for EPA reclamation.

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

Complying with these regulations is complicated and requires significant attention and resources. Our employees and retained consultants have a significant amount of experience working with various federal, state and local authorities to address compliance with such laws, regulations and permits. However, we cannot be sure that at all times we have been or will be in compliance with such requirements. We expect to continue to incur significant sums for ongoing regulatory expenditures, including salaries, and the costs for monitoring, compliance, remediation, reporting, pollution control equipment and permitting. In addition, we plan to invest significant capital to develop infrastructure to ensure it operates in a safe and environmentally sustainable manner.

We are not aware of any probable government regulations that would materially impact us at this time, however there can be no assurance that regulations may not arise in the future that may have a negative effect on our results of operations, earnings and competitive position.

Dependence on Key Vendors, Suppliers and Global Supply Chain

Construction of an in-situ leaching mining operation and processing plant at the Project will require local and regional resources of contractors, construction materials, energy resources, employees, and housing for employees. The Project has good access to Interstate-40 (“I-40”), which connects it to numerous sizable communities between Barstow and the greater Los Angeles area which we believe can offer access to transportation, construction materials, labor, and housing. The Project currently has limited electrical service sufficient for the mine office, storage facilities and operation of the SSF, but will require an upgrade for our proposed commercial-scale facility and complex and wellfield facilities, or the installation of a natural gas CHP COGEN facility, as currently contemplated in our PFS. An electrical transmission corridor operated by Southern Cal Edison (“SCE”) extends north-eastward through the eastern part of the Project. The boiler for the SSF operates on liquid natural gas. Currently no natural gas connects to the Project, but we have a proposal from a major U.S. interstate natural gas transmission system operator to connect to the Mojave Pipeline. Two other natural gas transmission lines run along I-40 near the Project. We currently have two water production wells in an aquifer within our permit boundary, but water is limited in the Mojave Desert.

Employees

As of June 30, 2025, we had 35 full-time employees and no part-time employees. We expect to significantly increase the number of employees with each phase of production at the Project.

We have entered into an Alternative Work Schedule agreement (the “AWS”) with certain non-exempt employees engaged with the operation of the SSF. The AWS is a contractual arrangement that provides for a work schedule that varies from the standard eight hours per day, five days per work week schedule in favor of a 12-hour alternating day and night shift plan that allow us to better operate the SSF. Under the AWS, employees are entitled to overtime pay if they work beyond the established alternative workweek schedule. The AWS is terminable at our discretion at any point in time but requires two-thirds of affected employees to affirmatively vote for its termination.

We use the services of independent contractors, consultants and firms to perform various professional services, including legal, environmental, commercial, investor relations, accounting and tax services, construction, geological, exploration and drilling operation services, among others.

Intellectual Property

We have no material patents, trademarks, licenses, franchises, concessions or royalty agreements.

Exploration

In July 2021, we purchased an additional three parcels of land and minerals, and our deposit is open to exploration on the southern side. The end of the deposit on the northwestern side has been clearly defined. We expect the southern side to become an exploration target to support proposed resource expansion drilling activities. An exploration target is a statement or estimate of the exploration potential of a mineral deposit in a defined geological setting where the statement or estimate, quoted as a range of tons and range of grade (or quality), relates to mineralization for which there has been insufficient exploration to estimate a mineral resource.

To the west of our real property are the patented and unpatented lands of a hectorite mining company as well as public lands managed by the BLM. Surface lands of both the hectorite mining company and the BLM land are included within our permitted boundaries. While the hectorite mining company has placer claims over our deposit, we have staked, filed, and recorded lode claims for the deposit. We have completed extensive diligence with third-party geologists, counsel, and mineral experts and we believe that since colemanite is a mudstone, the appropriate claim to establish mineral tenure is a lode claim. The mineral tenure established by these lode claims is not yet included in our PFS mineral resource statement and is expected to significantly increase the resource. We expect to include these resources in our next Technical Report Summary which is anticipated after the completion of FEL-3.

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

Corporate Office

Our principal executive offices are located at 9329 Mariposa Road, Suite 210, Hesperia, California 92344. Our telephone number is +1 (442) 221-0225.

Properties

Fort Cady Project (AKA 5E Boron Americas Project)

The Project is located in the Mojave Desert region in the high desert in eastern San Bernardino County, California, approximately 36 miles east of Barstow, near the town of Newberry Springs and two miles south of I-40. The Project lies approximately 118 miles northeast of Los Angeles, California, or approximately half-way between Los Angeles and Las Vegas, Nevada. Access to the Project is eastbound from Barstow on I-40 to the exit for Hector Road. From the Hector Road exit, travel continues south to the National Trails Highway, then east approximately one mile to County Road 20796, then south for 2.2 miles on County Road 20796 to an unnamed dirt road bearing east for another 1.1 miles to the mine office and plant site at the Project.

The Project area operates with electricity and is well served by other infrastructure, including I-40 and the main Burlington Northern Santa Fe (“BNSF”) rail line that runs from Chicago, Illinois to Los Angeles, California running immediately north alongside I-40. There are three main natural gas transmission lines along the I-40. The two southern transmission lines are owned and operated by SCE, while the northern transmission line is owned and operated by Kinder Morgan. The port of Los Angeles, Long Beach and San Diego are all within a half-day drive from the Project on major highways. The Project will likely attract personnel from the Barstow-Victorville area.

The Project deposit is in a prospective area for borate and lithium mineralization and is fundamental to our strategy to become a globally integrated supplier of borates, lithium carbonate and advanced boron derivatives. The deposit mineralization is colemanite and the Project has a similar geological setting to RTB’s Boron open-pit mine and Nirma Limited’s Searles Lake operations, situated approximately 75 miles west-northwest and 90 miles northwest of the Project, respectively.

CALIFORNIA
FORT CADY PROJECT
Edwards Air Force Base
Barstow
Lancaster
Palmdale
Victorville
Twentynine Palms Marine Corps Base
Santa Clarita
Simi Valley
Angeles National Forest
San Bernardino National Forest
Rancho Cucamonga
Highland
Los Angeles
El Monte
West Covina
Ontario
Pomona
Redlands
Yucaipa
Santa Monica
Riverside
Banning
Corona
Redondo Beach
Anaheim
Long Beach
Santa Ana
Perris
Hemet
Cathedral City
Huntington Beach
Palm Desert
N
0
25
50
75
100
Miles

Mineral Title

We own fee simple (private) lands in Sections 25 and 36 of Township 8 North, Range 5 East of the San Bernardino Principal Meridian. An electrical transmission corridor, operated by SCE, tracts from the northeast to the southwest through the fee lands with SCE having surface and subsurface control to a depth of 500 feet, affecting approximately 91 acres of surface lands in the two sections. While this limits surface access to the land, mineralization remains accessible as the ore body occurs at depths greater than 1,000 feet.

We currently hold 30 unpatented lode claims, 117 unpatented placer claims, and two unpatented millsite claims with the BLM within the U.S. Department of the Interior. Two lode claims were originally filed by Duval Corporation (“Duval”) in 1978 with the other 28 lode claims filed by the Company in January and August 2025. Placer claims were filed between October 29, 2016, and February 24, 2017. A review of the BLM Mineral & Land Record System database shows claim status as filed with next assessment fees due annually on September 1.

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

Overview of Mining Locations

8N 5E
PROSPECT
STRIP MINE
LAVA
LEGEND - F.C.C.C. CONTROLLED
F.C.C.C. PATENTED / PRIVATE
F.C.C.C. SURFACE / CA MIN.
F.C.C.C. UNPATENTED LODE
F.C.C.C. UNPATENTED PLACER
F.C.C.C. UNPATENTED MILL SITES
SO. CAL. EDISON
MRE RESOURCE BOUNDARY
LEGEND - CONTROLLED BY OTHERS
ELEMENTIS PATENTED / PRIVATE
ELEMENTIS UNPATENTED - NOT LEASED
ELEMENTIS UNPATENTED - PLACER

Robison Engineering Company, Inc.

846 VICTORIAN AVENUE
SPARKS, NV 89431
www.robisoneng.com

DRAWN: NER

DATE: 2025-07-27

PREPARED FOR:

5E BORON AMERICAS, LLC

9329 Mariposa Rd 210
Hesperia, CA 92344
442-220-1297

0 1500 3000

SCALE IN: FEET

5E BORON AMERICAS FORT CADY PROJECT

FIGURE 1
LAND STATUS

SAN BERNARDINO COUNTY CALIFORNIA

PROJECT NO: 1-2819–01.001

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

Duval commenced limited testing and pilot-scale solution mining operation in June 1981. Mountain States Mineral Enterprises, Inc. (“MSME”) purchased the Project from Duval in 1985. In July 1986, tests were initiated by MSME, where dilute hydrochloric acid solution was injected into the ore body. The acid dissolved the colemanite and was then withdrawn from the same well. Between 1981 and 2001, the various owners of the Project drilled an additional 17 wells, which were used for a series of injection testing and pilot-scale operations.

An additional phase of pilot plant operations was conducted between 1987 and 1988. The test results were positive; thus, the Project was viewed as commercially viable. MSME sold the Project to Fort Cady Mineral Corporation (“FCMC”) in 1989. In preparation for the permitting process, feasibility studies, detailed engineering and test work were completed by FCMC.

In 1990, a Plan of Operations (“PoO”) was submitted to the BLM and a Mining Conditional Use Permit and Reclamation Plan was submitted to San Bernardino County, which triggered environmental review under NEPA and CEQA. With the Project located on both public and private lands, the public lands are managed by the BLM in accordance with Surface Management Regulations of the Federal Land Policy and Management Act and federal environmental laws, and the private lands administered by San Bernardino County Land Use Services (“SBC-LUS”) in accordance with the California Surface Mining and Reclamation Act, the County Development Code and state environmental laws.

Based upon the activities described in the PoO, under the NEPA regulations, the BLM determined that an EIS was required while under CEQA, SBC-LUS determined that an Environmental Impact Report (“EIR”) was required. Under a Memorandum of Understanding, the two agencies completed a joint EIS and EIR to satisfy their environmental review requirements under NEPA and CEQA, respectively. The EIS and EIR process followed clearly defined requirements for public participation in studies, such as threatened and endangered species, cultural resources, light, noise, and impacts to local communities. The studies were completed, as was the public participation process, which resulted in a 1994 ROD from the BLM that approved the PoO and approval of the Mining Conditional Use Permit and Reclamation Plan from the SBC-LUS.

A second phase of pilot plant operations occurred between 1996 and 2001, during which approximately 2,200 tons of a synthetic colemanite product, marketed as CadyCal 100, were produced. Commercial-scale operations were not commissioned due to low product prices and other priorities of the controlling entity. For many years, boron was used in traditional applications such as cleaning supplies and ceramics, which did not formulate into a strong pull-side demand investment thesis where pricing justified further development of the Project.

In 2017, a group of Australian investors identified the Project and formed the investment thesis that the boron market had similar dynamics to the lithium market a decade earlier. Like the lithium market ten years prior, the market was dominated by a few companies with a compelling pull-side demand growth story fueled by future-facing applications targeting decarbonization and critical materials. Prior to lithium-ion batteries and electric vehicles, lithium was used in traditional everyday applications like boron’s use in recent years. As a result of the investment thesis that boron is expected to experience a supply deficit relative to demand, the group of Australian investors formed ABR and issued shares to Atlas Precious Metals in exchange for Fort Cady (California) Corporation, the entity holding the permits, mineral and property rights of the Project. In 2017, ABR underwent an initial public offering on the ASX and progressed exploration and development of the Project. In September 2021, ABR created a subsidiary, 5E Advanced Materials, Inc., and through the Scheme, reorganized the Company which placed the Company at the top of the corporate structure. Upon 5E Advanced Materials, Inc. becoming the parent company of the organization, in March 2022, we direct listed on the Nasdaq and became an issuer with the U.S. Securities and Exchange Commission.

In total, we have spent in excess of $156 million on the Project thus far, including resource drilling, monitoring wells, metallurgical test works, well injection tests, permitting activities, construction and operation of the SSF, pilot-scale test works and engineering of the commercial-scale facility.

Access and Infrastructure

We continue to develop operating infrastructure for the Project in support of extraction and processing activities. A manned gate is located on the Project access road and provides required site-specific safety briefings and monitors personnel entry and exit to the site. Personnel are predominantly sourced from the surrounding area including Barstow, California and Victorville, California.

The BNSF rail line from Las Vegas, Nevada to Los Angeles, California runs parallel to I-40 and adjacent to the Project. A rail loadout is located approximately 1.2 miles north of the National Trails Highway on a road that bears north and located 0.4 miles west of San Bernardino County Road 20796. San Bernardino County operates six general aviation airports with the closest airport to the Project being the Barstow-Daggett Airport located approximately 23 miles west of the Project off the National Trails Highway. Commercial flight service is available through five airports in the greater Los Angeles area and in Las Vegas, Nevada. A dedicated cargo service airport is located approximately 65 miles southwest of the Project.

The construction of the SSF was performed by a construction contractor with additional local resources supporting construction contracting, construction materials, energy sources, employees, and housing. The Project has good access to I-40 which connects it to numerous sizable communities between Barstow, California and the greater Los Angeles area offering excellent access to transportation, construction materials, labor, and housing. The Project was successful in removing natural gas generators from the facility and is currently supplied by approximately one mega watt of shore power that is sufficient for mine office, storage facilities on site, and the operation of the SSF. An electrical transmission corridor operated by SCE extends northeastward through the eastern part of the Project. The Project has two water wells located nearby to support in-situ leaching operations where unpatented millsite claims are filed. Currently there is no natural gas connects to the Project, but we have a proposal from a major U.S. interstate natural gas transmission system operator to connect to the Mojave Pipeline. Two other natural gas transmission lines run along I-40 near the Project.

The plant site currently has a 1,600 square foot mine office building, a control room, storage buildings, an analytical laboratory, an approximately 20-acre production facility (the SSF), four injection/recovery wells, and an intended gypsum storage area occupying 17 acres. Gypsum is a byproduct of past pilot plant production and is intended, along with calcium chloride, to be a future co-product that can be sold to the regional market.

Project Permits and Reclamation Requirements

We currently have the following Project permits in place:

1.
The MDAQCD has issued operating permits for the SSF and the permits are renewed annually. After front-end engineering and design and during detail design of the proposed commercial-scale facility, and once we have determined each original equipment manufacturer for major pieces of equipment and based on the specification sheets for each piece of equipment, ATC permits for the proposed commercial-scale facility will be provided to MDAQMD for approval. It is expected that the issuance of the ATCs will require that the existing operating permits for the SSF be closed. The ATC permits for the proposed commercial-scale facility must meet National Ambient Air Quality Standards (“NAAQS”) and MDAQMD requirements (Air Resources Board, MDAQMD, and EPA).

There is no reclamation or closure requirement under MDAQMD.

2.
The LRWQC issued the current WDR in 1988. The WDRs regulate activities in the existing surface impoundments, which were used in the 1990’s to produce CadyCal and are no longer being used. We remain compliant with the permit by complying with the monitoring requirements and submitting quarterly reports. A Final Permanent Closure Plan has been approved by the LRWQCB for closure of the existing impoundments. Closure of the ponds and 1988 WDRs is expected to be finalized later in 2025 or 2026. The current proposed commercial-scale facility design includes approximately 37 acres of evaporation ponds for the purpose of removing sodium and calcium from the back end of the processing plant. We will apply for a new or amended WDRs order from LRWQCB for the proposed commercial-scale facility.

There is an existing reclamation and closure requirement approved by LRWQCB. The bond amount to close the ponds is included in the SBC – LUS Financial Assurance Cost Estimate (“FACE”), discussed below. This is currently a certificate of deposit.

3.
The LRWQCB also issued a NONA, verifying that the Project does not require a stormwater permit for approved construction and operations activities. The NONA was issued as the Project is located in a closed basin with no stormwater discharge.

There is no reclamation or bonding requirement associated with the NONA.

4.
SBC-LUS issued the Mining Conditional Use Permit and Reclamation Plan in 1994, based upon the 1990 application and ensuing EIR. The Reclamation Plan was amended, and the permit was modified in 2019 to address changes such as relocation of the processing plant and additional water related infrastructure. Ground use is regulated in accordance with applicable state law. The Mining Conditional Use Permit and Reclamation Plan includes Conditions of Approval for engineering and planning related activities, as well as requirements to avoid impacts to desert tortoises. The permitted production throughput under the Mining Conditional Use Permit is 90,000 short tons of boron oxide or boron oxide equivalent.

We maintain a certificate of deposit with the California State Mining and Reclamation Agency, as administered by SBC-LUS. The FACE is updated annually. The FACE includes demolition of all existing structures, regrading, and revegetation of all disturbance on private lands. This bond also includes plugging and abandonment of all wells located outside the EPA UIC purview.

5.
The BLM issued a ROD in 1994, establishing the EIS boundary. The ROD authorizes mining of borates. The ROD also has requirements for our activities to eliminate adverse impacts to desert tortoises and cultural resources.

Reclamation and land disturbance for BLM is currently included with the FACE on file with the County and bonded in certificate of deposit with the California Division of Mine Reclamation.

6.
The EPA retains primacy for Class 3 solution mining UIC permits in the State of California. The EPA issued the UIC permit for the Project in August 2020. The permit defines the Area of Review (“AOR”) boundary. All subsurface solution mining activities, including monitoring wells and injection wells, are located within the AOR boundary. The EPA approved mining operations in November 2023.

In accordance with the permit conditions, we have installed five upgradient and four downgradient monitor wells for the initial mining block. As a condition to receive final approval in November 2023, the EPA required modification to the permit and the installation of three additional water monitoring wells. The permit was modified in June 2024, and the three additional wells were installed in fall 2024.

We installed four Injection/Recovery Wells (“IR Wells”) and subsequently modified the permit to include horizontal wells. In July 2025, two of the IR Wells were converted from vertical wells to horizontal-side tracks where each well extends approximately 1,500 ft laterally. We expect to submit a final mine plan to the EPA for review based on the performance of the horizontal-side track IR Wells.

We have submitted and maintains a fully collateralized surety bond with the EPA for plugging and abandonment of all wells within the EPA AOR boundary.

7.
Additional environmental permitting that will likely be required for the proposed commercial-scale facility includes:
a.
The California Unified Control Act/Agency has primacy over EPA’s Tier II reporting requirements. The Hazardous Material Business Plan has been submitted for construction related activities and will be updated with processing related chemicals that are expected to be utilized to operate the proposed commercial-scale facility. Such updates will require additional approvals.

SSF Update

In April 2024, we commenced operation of the SSF, an above ground chemical plant designed to refine borates, which has served as a foundation for the design, engineering, and cost optimization for our proposed commercial-scale facility and complex, as well as serving as the source of product for our customer qualification and offtake agreement efforts. The SSF is an essential step in the overall Project development plan and serves as our current extraction and processing facility to demonstrate product development and design. Shortly after we began to process the PLS at the SSF we produced our first batch of boric acid. During July 2024, we sent out our first samples of boric acid produced at the SSF to potential customers, and during April 2025, we were notified by a leading global specialty glass manufacturer that they had successfully produced specialty glass utilizing our boric acid. As of September 2025, we were aware of approximately 14 customers in 8 diverse market segments who had successfully qualified our boric acid through a combination of laboratory evaluation, field trials and truckload-scale shipments. As part of ongoing customer qualification program, we plan to deliver larger volumes of boric acid from the SSF to customer production facilities for product validation. We believe that the progress observed in our customer qualification efforts will facilitate discussions with stakeholders about funding options for Phase 1 of the commercial facility and securing commercial contracts for our future products. The SSF currently produces approximately one short ton per day of boric acid. We plan to continue to run the SSF to refine our operations, more effectively optimize detail engineering of our proposed commercial-scale facility, and to produce boric acid for customer qualification.

Preliminary Feasibility Study

In August 2025, we issued our PFS that was prepared in accordance with Regulation S-K 1300, which focused on Phase 1 development of our Fort Cady Project to develop a 130,000 short ton per annum boric acid plant. We believe the PFS demonstrates a world-class resource and reserve, management’s firm understanding and direction for the business, which can position the company to achieve profitability, generate cash flow, and reduce risk. The PFS includes a revised mineral resource estimate and mineral reserve statement for boric acid, estimates for capital costs and operating expenses, and a bottoms-up economic analysis of the first commercial phase of the Project. The financial model for the economic analysis includes third-party preliminary market studies and independent pricing forecasts for boric acid, calcium chloride and gypsum. The report was prepared by qualified persons (“QP” as defined in S-K 1300) including Company management and third-party independent companies Miocene, Fluor, Geomega, Inc., and

Escalante Geological Services, LLC (“Escalante”). All QPs have the necessary experience per Regulation S-K 1300 and material assumptions and information pertaining to the disclosure of our mineral resources, including material assumptions relating to all modifying factors, price estimates, and scientific and technical information, as described in the PFS, and remain current as of the date of this report.

The PFS converted approximately 41% of our total resource and established approximately 5.3 million short tons of boric acid reserves with an average grade of 8.03% (B2O3) and an initial 39.5 year life of mine utilizing an ISL mining method. The PFS allows for optionality for future expansion phases to develop and convert the remaining portions of our total resource into reserves and future endeavors into value added advanced boron derivatives and economically accretive byproducts.

The financial model for the economic analysis included in the PFS was based upon a third-party preliminary market study which evaluated future supply and demand thematics for the boric acid market, as well as capital estimates developed by our EPC firm, Fluor and Miocene. The PFS included a capital estimate of approximately $367 million, a 15% contingency of approximately $55 million, and owner’s costs of approximately $13 million, for an aggregate capital estimate of approximately $435 million. The capital estimate includes the anticipated costs for a natural gas CHP COGEN facility that will power Phase 1 of the Project.

We will continue to operate the SSF while we stage gate to FEL-3 engineering for Phase 1 of the commercial-scale complex

•
FEL-3 engineering is expected to provide the necessary estimates to publish a final feasibility study and a final investment and construction decision for Phase 1 of the proposed commercial-scale complex. Based upon progress to date, we are now targeting to reach initial commercial production from Phase 1 in the second half of calendar year 2028.

Plan of Operations

Upon successful development of the Project, we expect to mine and process colemanite to produce borates, calcium chloride and gypsum. The borates produced are planned to be further produced into second, third and fourth boron derivatives. Initially, we expect to derive revenue principally from the sale of boric acid, calcium chloride, and gypsum. As our advanced boron materials strategy develops, we intend to produce revenue from advanced boron materials further enabling decarbonization, energy, food security, and defense applications.

The Project deposit is planned to be mined via ISL mining to recover leached solution from the mineralized horizons, which is a technique that has been utilized for several decades in the production of uranium, salt, bromine, potash and soda ash. The use of in-situ technology for boron extraction was developed at the Project property in the 1980s. In-situ solution mining depends on void spaces, porosity, permeability, ore zone thickness, transmissivity, storage coefficient, piezometric surface, and hydraulic gradient as well as reaction and extraction method efficiencies. There are various ways of developing the wellfield for in-situ leaching, including a “push-pull” mechanism where wells function as both injection and recovery wells; line drive; and multiple spot patterns. We plan to develop the Project utilizing a horizontal well development strategy, and this strategy was incorporated into the assumptions for the PFS. During July 2025, we converted two of our existing vertical IR Wells into horizontal wells by drilling 1,500-foot laterals from each well, placing the wellbores in high-grade colemanite zones of the deposit. We plan to operate these horizontal wells for the next several months to optimize the wellfield design and operational methods for the proposed commercial-scale facility.

The recovery of boron from colemanite is currently occurring through ISL mining and boric acid is being produced at the SSF. The in-situ mining method includes injecting a weak hydrochloric acid (“HCl”) solution (containing <5% HCl in substantially recycled water solution with regenerated HCl) through wells drilled into the colemanite ore body. The injected acid remains in the formation for a limited period of time to allow reaction with the alkaline ore body and leach the colemanite ore.

The extracted solution is pumped to the processing facility where leach solution is crystallized to produce boric acid. The crystallized boric acid is dried, sized, and bagged as final product. Other boron products are expected to be prepared for market, as required, by end-use customers. Calcium is expected to be recovered from the remaining solution after boric acid processing to produce either gypsum or calcium chloride with the final solution being substantially recycled back into the resource deposit. Within the processing facility, some HCl is regenerated from the gypsum precipitation process as a result of the sulfuric acid acidification of the process recycle stream. The weak HCl solution is combined with recycled water to produce the make-up solution for reinjection into the formation. The process operates a zero liquid discharge evaporator and produces no liquid waste.

Mineral Resource Estimate

In March 2025, Mr. Steven Kerr of Escalante completed and updated resource estimate for the Project. The March 2025 resource estimate updated the prior estimate from 2021, and incorporated data from three additional bore holes and the acquisition of additional mineral tenure for the Project which occurred during the intervening period. That report identified a measured plus indicated mineral resource estimate of 109.13 million short tons under mineral control by the Company, containing an average grade of 7.89% B2O3 and 303 parts per million (“ppm”) of lithium, using a 2.0% cut-off grade for B2O3. The mineral resource estimate also identified 3.35 million short tons of inferred resources under mineral control by the Company. Uncontrolled land (State of California Surface) contained approximately 22.36 million short tons of measured plus indicated resources and an inferred resource of 0.93 million short tons. The electrical transmission corridor operated by SCE contained 27.78 million short tons, or 25%, of the total mineral resources. While SCE maintains control of the surface and resources to a depth of 500 ft, it does not impinge on our mineral rights for colemanite which occur at depths greater than 1,000 ft. The mineral resource estimate was incorporated into our PFS, which is incorporated by reference to Exhibit 96.1 to this Annual Report on Form 10-K.

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

Resource Assumptions

Key assumptions used in the resource estimate include: mineralized horizons exhibit lateral continuity that will support mining using in-situ leaching mining methods, mineralized horizons are not disrupted by structural or stratigraphic features that could limit mining, there is reasonable continuity of colemanite mineralization throughout the deposit, and there is adequate exploration data to support estimation of resources.

Resource Methodology

The database used for resource estimation includes 52 core holes and three rotary holes for a total of 55 bore holes. Thirty of the core holes were completed by Duval between 1979 and 1981. We completed 14 core holes in 2017 and another core hole in 2022. In 2024, we completed three additional rotary holes as observation wells from which chip samples were collected through the mineral horizons for B2O3 and lithium analyses. The cumulative sampled length for the database is approximately 17,848 feet. The Project’s exploration dataset is current as of February 12, 2025. Drilling coordinates in the database are in UTM NAD 83-11, and depths and elevations are reported in meters. Borate is listed as weight percent (%) B2O3 and lithium as ppm. The drilling database contains 5,767 analytical values for B2O3 and 5,402 analytical values for lithium.

Core recovery for the 2017 drilling program ranged from 93% to 100% with an overall average of 97.60%. Physical core recovery records for earlier drilling conducted by Duval and FCMC are not available, but based on missing intervals in the drilling database, core recovery likely exceeded 90% in the core drilling and correlates to the 2017 drilling program. The QP has completed a thorough review and verification of the drilling database and found the database to be sufficient for resource modeling.

The QP developed a gridded geologic model of the Project using Carlson Mining™ software. The mineralization does not correlate to lithological markers as the entire sequence is predominantly lacustrine mudstone. However, detailed examination of the analytical results reveals distinct mineralized horizons. The deposit was delineated based on these patterns of mineralization into four mineralized horizons, two non-mineralized or weakly mineralized interbeds and two non-mineralized horizons bounding the deposit. The grid model was constructed across the deposit area, with a grid cell size of 50 meters by 50 meters. Grids represent the bounding elevation surfaces of key horizons, horizon thicknesses, and analytical grades. Grids representing the bounding surface elevations of the mineral horizon were interpolated through triangulation. Mineral horizon grids for thickness and analytical grades were interpolated using Ordinary Kriging (“OK”) and Inverse Distance Squared (“ID2”) algorithms. Mineralization is spatially defined by a resource boundary using a distance of 200 meters from the last intersection of mineralization in a drill hole and by property boundaries. Grids are masked to the outside of the resource boundary.

Using composites for each mineralized horizon, variography was successful for B2O3 grades for the Major Mineralized Horizon (“MMH”), Intermediate Mineralized Horizon (“IMH”), and the Lower Mineralized Horizon (“LMH”). Variogram modeling was unsuccessful for the Upper Mineralized Horizon (“UMH”) and with lithium in all horizons. Grids representing B2O3 grades for the MMH, IMH, and LMH were constructed using OK based on the constructed variograms. ID2 interpolation was used with all remaining grade grids using the same spatial limits established with the horizon grids.

Cut-off Grade

Cut-off grade is an economic analysis to measure cash costs (i.e., the variable cost to produce boric acid compared to the price that can be achieved in the market for the sale of boric acid). We commenced mining operations in January 2024 and began operating the SSF in April 2024. The SSF achieved a steady state of operation in the summer of 2024 and optimized mining operations by September 2024. As such, mining data from September and October 2024 have been utilized as the basis of design and further leveraged for the cut-off grade analysis. Using this data set, an in-depth assessment was performed that included an analysis of the cash costs (i.e., the variable cost to produce boric acid) and excluded book costs (i.e., depreciation) as the capital is assumed to have already been invested to build the project such that it can operate. The definition of cut-off grade for the in-situ mining operation is the point at which the Company would cease operating a particular well or in the case of a combination of wells, the wellfield. As such, cash costs are established as the basis for the analysis.

A 5.0% B2O3 cut-off grade was previously established by Duval and was carried forth by previous QPs in previous technical report summaries. An in-depth assessment of cut-off grade was undertaken in 2022 and 2023 as mass and energy balances were developed to fundamentally begin to assess economic viability of the Project. Data informing the mass and energy balances included incorporating the results of leaching tests, historical results, mining, and processing costs, as well as commodity pricing, and resulted in a 2.0% cut-off calculation.

The in-depth analysis discussed above incorporated mineralization and at what point economic extraction or boron in solution is no longer viable. The driver of this analysis focuses on three specific ratios derived from the basis of design using mining data from the periods of September and October 2024: calcium to boron, sodium to boron, and magnesium to boron. These three ratios are drivers of various costs, chemical utilizations, and byproduct production rates. For example, calcium to boron impacts sulfuric acid utilization and gypsum production compared to boric acid production. Additionally, magnesium to boron impacts lime utilization and metal salt waste production compared to boric acid production. Lastly, sodium to boron impacts HCl utilization and sodium chloride production compared to boric acid production.

The PFS incorporated the above methodology and other key assumptions that are in the financial model detailed in Section 19 of the PFS (refer to Exhibit 96.1 hereto). The sales price for boric acid has increased over the past several years and was tracking around $1,100 to $1,300 per short ton free on board (“FOB”) in the spot market during June and July of 2025, and the PFS includes an assumption of $1,248 per short ton FOB when production first commences based on a preliminary market study prepared by an independent third-party. Sales prices for calcium chloride and gypsum in the PFS were similarly based upon a preliminary market study and forecasts prepared by the same independent third-party. The result of this exercise is a 2.0% financially viable driven grade cut-off, where the costs are near the forecasted price for boric acid.

Fort Cady Mineral Resource Estimate as of March 10, 2025

Results of the mineral resource estimation are shown in the table below, based on resource classification of the Project. The resource estimate contains a combined 109.13 million short tons of measured plus indicated resources with an average grade of 7.89%

B2O3 and 303 ppm lithium, using a 2.0% cut-off grade for B2O3 and no cut-off grade for lithium. The sales price for boric acid has increased over the past several years and was tracking around $1,100 to $1,300 per short ton FOB in the spot market during June and July of 2025. Our PFS estimates the FOB prices for boric acid, calcium chloride and gypsum to be $1,248, $174 and $33 per short ton, respectively, in the first year of production, based upon a preliminary market study prepared by an independent third-party, as discussed in further detail of Section 16 and 19.3.1 of our PFS filed as Exhibit 96.1 hereto. The mineral resource estimate also identifies 4.29 million short tons of total inferred resources with an average grade of 7.45% B2O3 and 310 ppm lithium. The reference point for the resource in the PFS is in-situ prior to mining losses and processing losses. The resource estimate detailed below, including all assumptions and inputs utilized to arrive at such estimate, remain reasonable and accurate as of June 30, 2025.

		Thick	B203	H3BO3	Li	LCE			Resource Classification Tons			Product Tons - Measured			Product Tons - Indicated			Product Tons - Inferred
Property	Bed(1)	(m)	(%)	(%)	(ppm)	(%)	Tonnes	Tons	Measured	Indicated	Inferred	B2O3	H3BO3	LCE	B2O3	H3BO3	LCE	B2O3	H3BO3	LCE
	UMH	1.29	6.95	12.34	305.2	0.16	1,019,259	1,123,540	134,825	988,715	—	9,370	16,642	219	68,716	122,039	1,606	—	—	—
Unpatented	MMH	5.81	8.53	15.15	382.3	0.20	4,604,120	5,075,172	609,021	4,466,151	—	51,949	92,262	1,239	380,963	676,590	9,089	—	—	—
Lode Claims	IMH	10.02	6.66	11.82	334.1	0.18	7,930,744	8,742,146	1,049,058	7,693,089	—	69,824	124,008	1,866	512,046	909,393	13,681	—	—	—
	LMH	5.18	9.42	16.73	252.7	0.13	4,097,952	4,517,217	542,066	3,975,151	—	51,069	90,698	729	374,505	665,121	5,348	—	—	—
Sub-Total							17,652,074	19,458,075	2,334,969	17,123,106	—	182,213	323,610	4,053	1,336,229	2,373,143	29,724	—	—	—
Fee Land	UMH	2.96	6.60	11.72	250.6	0.13	5,239,482	5,775,538	1,443,885	4,216,143	115,511	95,296	169,246	1,926	278,265	494,199	5,624	7,624	13,540	154
	MMH	15.25	8.23	14.62	323.0	0.17	26,950,960	29,708,340	7,427,085	21,687,088	594,167	611,249	1,085,578	12,770	1,784,847	3,169,889	37,289	48,900	86,846	1,022
	IMH	6.09	7.24	12.85	349.4	0.19	10,770,455	11,872,391	2,968,098	8,666,845	237,448	214,781	381,451	5,520	627,160	1,113,837	16,119	17,182	30,516	442
	LMH	8.11	8.63	15.33	222.9	0.12	14,330,824	15,797,025	3,949,256	11,531,828	315,941	340,831	605,316	4,686	995,227	1,767,523	13,682	27,266	48,425	375
Sub-Total							57,291,720	63,153,293	15,788,323	46,101,904	1,263,066	1,262,157	2,241,592	24,902	3,685,500	6,545,448	72,714	100,973	179,327	1,992
Power Corridor	UMH	2.57	5.91	10.50	2.7	0.00	2,094,642	2,308,947	415,611	1,731,711	161,626	24,563	43,623	6	102,344	181,763	25	9,552	16,965	2
	MMH	22.06	7.83	13.91	277.0	0.15	17,965,945	19,804,059	3,564,731	14,853,044	1,386,284	279,118	495,714	5,256	1,162,993	2,065,476	21,900	108,546	192,778	2,044
	IMH	4.40	5.09	9.04	279.0	0.15	3,580,525	3,946,852	710,433	2,960,139	276,280	36,168	64,234	1,055	150,699	267,642	4,396	14,065	24,980	410
	LMH	4.25	7.83	13.90	250.0	0.13	3,461,337	3,815,470	686,785	2,861,603	267,083	53,754	95,466	914	223,973	397,776	3,808	20,904	37,126	355
Sub-Total							27,102,450	29,875,328	5,377,559	22,406,496	2,091,273	393,602	699,038	7,231	1,640,010	2,912,658	30,129	153,068	271,848	2,812
Total							102,046,244	112,486,697	23,500,851	85,631,507	3,354,339	1,837,973	3,264,240	36,186	6,661,739	11,831,248	132,567	254,040	451,175	4,804
CA Surface	UMH	4.78	6.99	12.41	313.2	0.17	3,788,533	4,176,141	167,046	3,842,050	167,046	11,676	20,737	279	268,559	476,961	6,406	11,676	20,737	279
Section 36	MMH	14.02	6.76	12.01	376.0	0.20	11,109,308	12,245,912	489,836	11,266,239	489,836	33,113	58,809	980	761,598	1,352,598	22,549	33,113	58,809	980
(Uncontrolled)	IMH	4.88	3.66	6.50	340.3	0.18	3,869,439	4,265,325	170,613	3,924,099	170,613	6,243	11,088	309	143,590	255,016	7,109	6,243	11,088	309
	LMH	2.98	6.18	10.98	465.9	0.25	2,358,930	2,600,274	104,011	2,392,252	104,011	6,431	11,422	258	147,921	262,708	5,933	6,431	11,422	258
Uncontrolled Total							21,126,210	23,287,653	931,506	21,424,641	931,506	57,464	102,056	1,826	1,321,669	2,347,283	41,996	57,464	102,056	1,826

Table prepared using a 2.0% B2O3 cut-off grade and no lithium cut-off grade.

(1)
“UMH” is Upper Mineralized Horizon, “MMH” is Major Mineralized Horizon, “IMH” is Intermediate Mineralized Horizon, and, and “LMH” is Lower Mineralized Horizon.

Commodity Pricing Assumptions

Our PFS includes an economic analysis, and we obtained an independent preliminary market study for boric acid, calcium chloride and gypsum. The preliminary market studies were based on 15 years of historical data and include an assessment of future supply and demand analysis as well as forecasted future price assumptions, as further detailed in Sections 16 and 19.3.1 of our PFS, which is incorporated by reference as Exhibit 96.1. Our PFS estimates the price for boric acid to be $1,248 per short ton in the initial year of commercial production, escalating to $1,364 per short ton in 2033 due to demand outpacing supply of boric acid, and then held flat when supply and demand for boric acid are expected to normalize. Our PFS estimates the price for calcium chloride and gypsum to be $174 and $33 per short ton, respectively, in the initial year of commercial production, with such prices held flat throughout the model. The price utilized in the financial model for gypsum and calcium chloride is the real price as of June 2025 as provided by the independent preliminary market study. Per the independent preliminary market study, the sales price for boric acid has increased over the past several years and was tracking around $1,100 to $1,300 per short ton FOB in the spot market during June and July of 2025 with variations driven by differing jurisdictions in the spot market. Refer to the tables below for a summary of the prices utilized in our economic analysis included in our PFS.

Year	2028	2033	2067
Boric acid price per short ton	$1,248	$1,364	$1,364
CAGR(1)		1.8%	0.2%
Calcium chloride per short ton	$174	$174	$174
CAGR(1)		0.0%	0.0%
Gypsum per short ton	$33	$33	$33
CAGR(1)		0.0%	0.0%
(1) Compounded annual growth rate is calculated based upon the initial price in 2028 for the respective product to the end of the indicated year.

	Life of Mine Price Assumptions(1)
	Measured and Indicated
	Average	Range
Boric acid price per short ton	$1,354	$1,201 - $1,374
Calcium chloride per short ton	$174	$174 - $174
Gypsum per short ton	$33	$33 - $33
(1) The economic analysis in Section 19 of the Preliminary Feasibility Study includes only measured and indicated resources.

The PFS was prepared based primarily on information available at the time of preparation, is subject to assumptions, conditions and is qualified by various limitations. The foregoing summary description of the PFS is qualified in its entirety by reference to the full PFS, which is included as Exhibit 96.1 to this Annual Report on Form 10-K.

Internal Controls Disclosure

Between September 2017 and October 2017, 14 holes for a total of 23,111 feet were completed as part of a confirmatory resource drilling program. Assay results from all 14 drill holes were used in the mineral resource estimate. There are 2,113 samples from the 2017 drilling program representing 1,713 feet of core. In conjunction with the 2017 drilling program, 29 historical drill holes completed by Duval and four holes completed by FCMC were in the mineral resource estimate. There are 3,672 samples from the historic drilling representing a cumulative total of 10,831 feet of core.

The PFS indicates that the quality assurance and quality control (“QA/QC”) procedures for the Duval and FCMC drill holes are unknown, though the work products compiled during these historic drilling campaigns, suggests they were carried out by competent geologists following procedures considered standard practice at those times. Discussions held with the exploration geologist for Duval at the time of drilling and sampling indicate that Duval had internal QA/QC procedures in place to ensure that assay results were accurate. Geochemical analyses were carried out using X-Ray Fluorescence Spectrometry (“XRF”). XRF results were reportedly checked against logging and assay data.

For the database of drill holes, entire core hole sequences were sampled and dispatched by commercial carrier to the Saskatchewan Research Council (“SRC”) for geochemical analysis. As part of the QA/QC procedures, internationally recognized standards, blanks and duplicates were inserted into the sample batches prior to submitting to SRC. SRC has been accredited by the Standards Council of Canada and conforms with the requirements of ISO/IEC 17025.2005. Upon receipt of samples, SRC completed an inventory of samples received, completing the chain of custody documentation, and providing a ledger system tracking samples received and steps in process for sample preparation and analysis. Core samples and chip samples were dried in their original sample bags, then jaw crushed. A subsample was split out using a sample riffler. The subsample was then pulverized with a jaw and ring grinding mill. The grinding mill was cleaned between each sample using steel wool and compressed air or by silica sand. The resulting pulp sample was then transferred to a barcode labeled plastic vial for analysis. All samples underwent a multi-element Inductively Coupled Plasma Optical Emission Spectroscopy (“ICP-OES”), using a multi-acid digestion for a range of elements. Boron was also analyzed by ICP-OES but underwent a separate digestion where an aliquot of the sample was fused in a mixture of NaO2/NaCO3 in a muffle oven, then dissolved in deionized water, prior to analysis. Major oxides were reported in weight percent. Minor, trace, and rare earth elements were reported in ppm. The detection limit for boron was 2 ppm and 1 ppm for lithium.

For the database of drill holes, a total of 2,253 core samples and 441 control samples were submitted for multi-element analysis to SRC. We submitted control samples, in the form of certified standards, blanks and coarse duplicates (bags with sample identification supplied for SRC to make duplicate samples). In addition to these control samples, SRC also submitted their own internal control samples in the form of standards and pulp duplicates. Certified standards, prepared by the National Institute of Standards and Technology, were submitted as part of our QA/QC procedures. No two standards in any single batch submission were more than two standard deviations from the analyzed mean, implying an acceptable level of precision of SRC instrumentation. SRC assayed two different standards, for its own QA/QC protocol and the QP found that the analytical precision for analysis of both standards was reasonable, with no two standards in any single batch submission being more than two standard deviations from the analyzed mean.

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

Comparison of Mineral Resource Estimates to Prior Year

The technical report summary included as an exhibit to our prior year Annual Report on Form 10-K, which was estimated as of April 1, 2023 and remained valid as of June 30, 2024, reported measured, indicated and inferred mineral resources of 2.65, 3.15 and 8.17 million short tons of boric acid, respectively. The mineral resource estimate included as exhibit 96.1 to this Annual Report and summarized above, was estimated as of March 10, 2025 and remained valid as of June 30, 2025, reported measured, indicated and inferred mineral resources of 3.37, 14.18 and 0.55 million short tons of boric acid, respectively. This represents a 203% increase in combined measured and indicated resource, which is comprised of a 27% increase in measured resource, and a 350% increase in indicated resource. Inferred resource decreased 93% compared to the prior year. These year-over-year changes are ascribed to increases in mineral tenure between periods.

Mineral Reserve Estimate

In August 2025, Miocene completed a mineral reserve estimate for the Project. The mineral reserve estimate was developed based upon the detailed mine plan included in Section 13 of our PFS and the mineral resource estimate. Prior to August 2025, we had not yet established mineral reserves and therefore have not disclosed reserve estimates as of June 30, 2025 or 2024. Reserves point of reference is in-situ with a 2% cutoff grade established based on the analysis performed with the mineral resources cut-off grade. Our EPA UIC permit subdivides the mineralized deposit into three blocks for development. Block 1 comprises the northwestern third of the orebody, Block 2 occupies the central portion of the orebody, and Block 3 comprises the southeastern third of the orebody. The SSF currently operates in Block 2 and Block 2 is permitted for mining with sufficient resources on fee-based lands and within the power corridor operated by SCE to convert resources to reserves on an economic basis, which provides for a 39.5 years life of mine. To convert additional resources to reserves, Block 1 and Block 3 would need to be authorized by the EPA and a mine plan devised that includes this mineral tenure.

For economic modeling, a mine plan was designed where recovery and flow rates are sufficient to feed the chemical plant where PLS is converted to a finished refined borate product available for sale. Production output is within permitted parameters with forecasted revenue from borate sales based on a pricing forecast based on the aforementioned third-party preliminary market study.

The mine plan and wellfield optimization were based on third-party engineering work that incorporated 18 months of actual wellfield data from the SSF into the design and included a bottoms-up capital estimate. The capital estimate was derived by Fluor for the inside and outside battery limits above ground and a total capital estimate was derived and incorporated into the economic analysis. The operating costs were derived from material and energy balances provided by Fluor as well as a bottoms-up labor build for human capital requirements. The revenue and cost inputs for the economic model were on a real basis.

The August 2025 reserve estimate identified 1.35 million short tons of proven boric acid reserves, and 3.98 million short tons of probable boric reserves, containing an average grade of 8.03% B2O3 using a 2.0% cut-off grade for B2O3, consistent with the cut-off grade for the mineral resource estimate. The mineral reserve estimate was incorporated into our PFS, which is incorporated by reference to Exhibit 96.1 to this Annual Report on Form 10-K.

Mineral Reserves

Regulation S-K 1300 defines a “proven mineral reserve” as is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

A “probable mineral reserve” is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Reserve Assumptions

Assumptions utilized for the reserve estimate were consistent with the assumptions utilized for the resource estimate, except that only measured and indicated resource included in the mine plan from fee-based lands and the power corridor operated by SCE were included in the resource base (representing approximately 80% of our fee-based lands and 5% of the power corridor). The economic assessment that supports the recognition of reserves was based on a 130,000 short ton per year boric acid production plant, a capital cost estimate for Phase 1 of the Project of approximately $435 million, in-situ leading mining operation delivering 10.2% boric acid in solution (head grade), by weight, to an above ground processing plant; the aforementioned commodity price assumptions; cash operating costs of approximately $563 per ton of boric acid produced and a 7% discount rate. Additional assumptions included performing a tradeoff analysis based on actual vertical well performance relative to expected horizontal well performance whereby horizontal well performance is expected to outperform vertical wells, the chemical plant is designed to yield 95.1% boric acid yield, leaching efficiency is assumed to be 81.9% based on leach testing, and mining efficiency was 95% based on the Company’s July 2025 horizontal drilling program.

The reserve estimate is subject to potential change based on changes to the forward-looking cost and revenue assumptions. It is assumed that we will produce and sell borates to customers once the proposed commercial-scale facility is constructed, commissioned, and in operation. Full extraction of this reserve is dependent upon the modification of the Company’s UIC permit to include the final mine plan based on the learnings obtained from the Company’s horizontal wells that were drilled in July 2025. We obtained a minor modification and authorization to drill the horizontal and sidetrack program in July 2025, and it is our expectation that we will be successful in modifying the UIC permit. The evaporation ponds incorporated into the design of the proposed commercial-scale facility and placed on our fee-based land require a WDR with the LRWQCB. We have an existing WDR for evaporation ponds and we expect to obtain the WDR for the evaporation ponds to remove calcium and sodium.

We do not believe that there are other existing environmental, permitting, legal, socio-economic, marketing, political, or other factors that might materially affect the in-situ mineral reserve estimate.

Fort Cady Mineral Reserve Estimate as of August 4, 2025

Probable Mineral Reserves
Bed	Mean Mineralized Bed Thickness (ft)	Avg. B2O3 Grade (wt. %)	Insoluble Material Grade (wt. %)	Mineralized Bed Volume (ft3)	Recoverable Mineralized Bed Volume (ft3)	B2O3 Reserve (tons)	H3BO3 Reserve (tons)
UMH	9.08	6.58	52.5	5,656,611	4,401,126	168,503	299,261
MMH	61.18	8.21	56.9	36,911,677	28,719,130	1,099,550	1,952,800
IMH	17.20	7.20	55.9	12,649,669	9,842,075	376,817	669,227
LMH	20.27	8.62	54.2	20,054,643	15,603,515	597,401	1,060,984

Proven Mineral Reserves
Bed	Mean Mineralized Bed Thickness (ft)	Avg. B2O3 Grade (wt. %)	Insoluble Material Grade (wt. %)	Mineralized Bed Volume (ft3)	Recoverable Mineralized Bed Volume (ft3)	B2O3 Reserve (tons)	H3BO3 Reserve (tons)
UMH	9.08	6.59	52.5	1,924,171	1,497,102	57,319	101,798
MMH	61.18	8.22	56.9	12,492,985	9,720,167	372,149	660,937
IMH	17.20	7.21	55.9	4,312,901	3,355,652	128,476	228,173
LMH	20.27	8.62	54.2	6,839,526	5,321,493	203,740	361,843

Proven and Probable Mineral Reserves
Reserve	Avg. B2O3 Grade (wt. %)	Insoluble Material Grade (wt. %)	Mineralized Bed Volume (ft3)	Recoverable Mineralized Bed Volume (ft3)	B2O3 Reserve (tons)	H3BO3 Reserve (tons)
Proven	8.03	55.7	25,569,583	19,894,414	761,684	1,352,751
Probable	8.03	55.7	75,272,600	58,565,846	2,242,271	3,982,272

Salt Wells Projects

In addition to the Project, we had an Earn-in Agreement with Great Basin Resources Inc. (“Great Basin”) which allowed us to acquire a 100% interest in a salt wells projects (the “Salt Wells Projects”) in the State of Nevada if we incurred certain project related expenditures. The Earn-in Agreement with Great Basin provided for a 3% revenue royalty if concentrates or ores of minerals were sold in the future. During February 2025, we chose not to renew certain mining claims related to the Salt Wells Projects, which effectively terminated the Earn-in Agreement with Great Basin, and we have no further interests in the project.

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

There is substantial doubt regarding our ability to continue as a going concern. Our existence in our current form is dependent upon our ability to obtain additional capital. Our cash and cash equivalents as of the date of this report will not be sufficient for us to continue as a going concern or to fund our long-term operations. Raising funds in the current economic environment is challenging and financing may not be available in sufficient amounts or on acceptable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, or the securing of financing that investors consider to be unfavorable to us, may cause the market price of our shares to decline. The sale of additional equity or debt securities may dilute the ownership of existing shareholders.

We will need to obtain additional financing to continue as a going concern and to continue our ongoing development and proposed operations.

We have limited assets upon which to develop and commence our business operations and to rely otherwise. We will need to seek significant additional funds in the future through equity or debt financings, government funding or grants, private capital, royalty agreements or customer prepayments, or other strategic alliances with third parties, either alone or in combination to fund our business plan and to complete our mining exploration initiative. Our business plan, which includes the development of the Project, has required and will continue to require substantial capital expenditures. We will require financing to fund our engineering phases, development, construction, and initial commercial production activities and are required to raise additional capital in respect of continuing our proposed mining exploration program, pre-production activities, legal, operational set-up, general and administrative, marketing, employee salaries and other related expenses. For example, as previously disclosed, in September 2024, we received a non-binding letter of intent from the Export-Import Bank of the United States (“EXIM”) for a loan-backed guarantee on project debt financing of up to $285 million for our proposed commercial-scale facility. We have had continued engagement with representatives from EXIM on the loan package, but we cannot make any assurances that the loan package will be finalized on a timely basis, on the currently proposed terms, or at all.

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

Any such required financing may not be available in amounts or on terms acceptable to us or at all, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern. In addition, if we are unsuccessful in raising the required funds, we may need to modify our operational plans to continue as a going concern, and we may have to delay, reduce the scope of or eliminate some or all of our planned development activities or proposed exploration and development programs at the Project. In the event additional capital resources are unavailable, we may also be forced to sell some or all of our properties in an untimely fashion or on less than favorable terms. Any of these factors could harm our operating results.

Until successful commercial production is achieved from the Project, allowing for the generation of sufficient revenue to fund our continuing operations, we will continue to incur operating and investing net cash outflows associated with, among other things, developing the Project, maintaining our properties and undertaking ongoing exploration and optimization activities. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We require additional capital to fund our ongoing operations, including the operation of our Small-scale Facility (the “SSF”), progress engineering for our proposed commercial-scale facility, testing and analysis to further de-risk our wellfield design and bring the Project into production, which will require funds for construction and working capital. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all, or that we will be successful in commencing and maintaining commercial borates or byproduct extraction, production of advanced boron materials, or that our sales projections for these and other products will be realized.

Depending on the type and the terms of any financing we pursue, shareholders’ rights and the value of their investment in our common stock, par value $0.01, (“Common Stock”) and CHESS Depositary Interests (“CDIs”) could be reduced. Any additional equity financing will dilute stockholdings, and new or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of shareholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our Common Stock and CDIs, the market price of our Common Stock and CDIs could be negatively impacted. Any sale of securities will also need to comply with the applicable rules of the stock exchanges on which our securities are listed or quoted for trading. Further, strategic collaboration or royalty agreements may provide us with non-dilutive or minimally dilutive financing but adversely impact our future results of operations or capital resources. There is no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

We have incurred significant net operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We had an accumulated deficit of $231.6 million as of June 30, 2025, and we expect to incur significant discovery and development expenses in the foreseeable future related to the completion of development and commercialization of the Project. As a result, we expect we will continue to sustain substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations could be materially and adversely affected, and we may need to modify our operational plans. In addition, if we were unable to raise sufficient capital in the future, it may be determined that we would be unable to continue as a going concern, which could have a further material adverse impact on our business and financial condition.

Our future performance is difficult to evaluate because we have no or only a limited operating history in the minerals industry and no revenue from our proposed extraction operations at our properties, which may negatively impact our ability to achieve our business objectives.

Although the Project deposit was identified over 60 years ago and significant work has been undertaken to refine the resource estimate and development plan since that time, including by our immediate predecessor, ABR, which undertook significant development activities to develop the resource estimate and mine plan for the Project, we have not realized any material revenues to date from the sale of mineral products. To date, our operating cash flow needs have been financed primarily through equity and equity-linked financing and not through cash flows derived from our operations.

We currently produce an insignificant amount of material from our SSF and we have not sold any material amounts of product derived from our properties. As a result, our revenues are expected to be determined, to a large degree, by the development and future success of our proposed commercial-scale facility at the Project, subsequent operating activities as well as ongoing commercial and marketing efforts to establish offtake agreements for material products. Our revenues will also be substantially impacted by the prevailing prices for borates and its derivatives, calcium chloride, gypsum and other byproducts, to the extent that these products can be successfully extracted. At the present time, the recovery process for lithium has not been field tested and determined, and the cost and efficiency of such process will likely not be addressed until a later point in our development cycle. For the products that we aim to successfully produce in the future, market prices are dictated by supply and demand, and we cannot predict or control the price we will receive for boric acid and its derivatives, calcium chloride, gypsum, lithium carbonate and other byproducts. Although management has identified currently favorable market conditions concerning the supply and demand of boric acid and advanced boron materials, future market conditions may be significantly less favorable as a result of numerous factors, including many that are beyond the scope of our control.

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

We have limited assets upon which to develop and commence our business operations and to rely otherwise. As of June 30, 2025 and June 30, 2024, we had cash and cash equivalents of $3.8 million and $4.9 million, respectively. We have had recurring net losses from operations and an accumulated deficit of $231.6 million as of June 30, 2025 and $200.0 million as of June 30, 2024. Given our net losses and with only these funds, we will need to seek significant additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with debt or equity financings to fund our business plan and to complete our mining exploration initiative. Our business plan, which includes the development of the Project, has required and will continue to require substantial capital expenditures. We will require financing to fund our planned pre-production activities and are required to raise additional capital in respect of continuing our proposed mining exploration program, pre-production activities, legal, operational set-up, general and administrative, marketing, employee salaries and other related expenses.

The scope of our current business plan for the next 12 months includes, among other things: operation of the SSF to provide the necessary data for our commercial-scale facility, progress our customer qualification program and validate our wellfield design and operational plans; progress FEL-3 and the related detailed engineering and vendor testing; optimize well-field design and operating plan in an effort to reduce future mining capital and operational expenditures through various drilling techniques such as directional, horizontal, and radial drilling; pursue and optimize infrastructure capital expenditures for our larger-scale facility which could include expansion of non-potable water resources, upgrading shore power, connection to a natural gas network, preparing certain lands for the construction of the proposed commercial-scale facility, and constructing new access roads into and out of the location for our proposed commercial-scale facility; and further define our advanced boron materials strategy with consideration to engineering and repurposing our SSF once sufficient data has been obtained for flow sheet optimization and the production of product for customer qualification. It will be necessary for us to obtain additional financing during the next 12 months for us to fund and achieve the full scope of our current business plan. Further, we have incurred net losses and negative operating cash flows in each quarter since our inception and expect to incur significant losses in future periods as we continue to increase our expenses to pursue the development of our business.

Additional development work will be required beyond the scope of our current 12-month business plan in order to optimize, design and engineer operational processes at our proposed commercial-scale facility at the Project, which we expect will assist in our technical and economic analysis of the Project. Such additional development work may include additional drilling and detailed engineering work, continued operation of the SSF to provide the necessary data for our commercial-scale facility, tests of our wellfield design and operational plans, and progression of our customer qualification program, among others. We expect to source the capital needed for such additional development work from additional capital raises or other financing activities.

Our ability to raise additional funds may also be adversely impacted by an economic slowdown, higher inflation, increased interest rates, supply chain issues, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and uncertainty about economic policy, including tariffs. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive.

Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from:

•
adverse economic conditions;
•
adverse general capital market conditions;
•
poor performance or cyclical decline of the borates, or mining industries in general;

•
bankruptcy or financial distress of unrelated companies or marketers engaged in the borates industry;
•
significant decrease in demand for borates; or
•
adverse regulatory actions that affect our development and construction plans or the use of borates generally.

Our previous development plans were focused on boron and SOP extraction and developing a commercial-scale complex without first developing a smaller scale pilot facility, such as the SSF. During 2023, we updated our business plan with three phases of scaled production which represented a change in project scope compared to previous business plans. Our business plan now includes:

•
a focus on boron (as opposed to boron and SOP under our previous plans) and calcium-based co-products.
•
Phase 1 targets production of 130,000 short tons per annum of boric acid with calcium byproducts of calcium chloride and gypsum, with targeted initial commercial production in the second half of calendar year 2028.
•
Expansion phases of additional tonnage of borates and calcium based co-products, advanced boron materials, and economically accretive byproducts.

In addition, the capital expenditures related to our proposed commercial-scale facility continue to be subject to change as our technical and economic analysis progresses. Such changes could also be material, including without limitation as a result of potential future price increases for major equipment or labor, and future operating data from our SSF which may result in changes in the design and engineering of our proposed commercial-scale facility. The foregoing factors may lead to materially higher costs, delays or the inability to complete our proposed commercial-scale facility as planned or on commercially reasonable terms or at all. Furthermore, future operating data from the SSF during FEL-3 engineering may provide reason for a change or changes to the engineering for our proposed commercial-scale facility, resulting in a difference in the expected total capital expenditures and ongoing required operating expenditures related thereto. As a result, depending on the timing, nature, quality and specificity of the data we receive from the ongoing operation of the SSF, we may require significant additional capital before we can progress the development of our proposed commercial-scale facility. Such additional capital may be needed to fund further detailed engineering work, including engineering work to define, with a reasonable degree of certainty, the capital expenditures required for our proposed commercial-scale facility and in particular related to equipment and drilling. We may also need additional capital for continued operation of the SSF to prepare boric acid for our customer qualification program, continued testing and analysis of our wellfield to finalize its commercial-scale design, and to evaluate data and design to complete detailed engineering work for the proposed commercial-scale facility. As a result, we can provide no assurance that we will be able to meet our expected timelines, capital expenditure and costs estimates with respect to either the ongoing operation of our SSF or proposed commercial-scale facility and we may need significant additional capital to pursue our operating plans, which capital may not be available to us on commercially reasonable terms or at all. Our inability to obtain any such required additional capital on commercially reasonable terms would have a material adverse impact on our business, operations, liquidity and financial position.

Our inability to continue to operate the SSF, and our inability to complete further technical and economic studies with respect to the Project, may have a material adverse impact on the Project.

The SSF is our smaller scale boron facility which serves as a foundation for future design, engineering, and cost optimization for our proposed commercial-scale facility at the Project. We believe that the continued successful operation of the SSF is an important path to obtaining critical information that will help enable us to optimize the efficiency, output and economic profile of our proposed commercial-scale facility. While the SSF has been operational for more than a year, it continues to provide valuable data and information to enhance the detailed engineering of the proposed commercial-scale facility, operational processes and operating expenditures.

The ongoing operation of the SSF, learnings, and data collection are being undertaken in parallel with the engineering process of the proposed commercial-scale facility. This approach has a higher risk of re-work of certain portions of the Project, as information and data we receive may cause us to revise or redesign portions of the proposed commercial-scale complex, causing potential delays and increased design costs. Further, additional technical and economic studies may be required to assist in determining the economic recoverability of mineral resources for the Project. An abbreviated process development approach may also lead to technical risk, and higher capital and operating expenditures. We cannot assure you that the proposed commercial-scale facility at the Project will be completed on schedule, within budget or at all, or achieve an adequate return on investment. We are also a newly formed company which makes it more difficult for you to evaluate our track record of meeting various milestones or target completion deadlines.

Further, the ongoing operation of the SSF is maintenance intensive, requires us to incur operating costs including labor and raw materials, among others, and may require additional capital expenditures to replace existing equipment, to test proposed designs or processes or evaluate modifications to our processes. We cannot assure you that we will have access to sufficient capital to continue the operation of the SSF, or that such costs and expenditure will result in a positive economic outcome for the Project.

Our inability to continue to operate the SSF may delay or prevent the completion of further technical and economic studies. Our ability to complete further technical and economic studies could materially and adversely impact the ability to secure additional funding and thereby delay or otherwise have a material adverse impact on the Project. If additional technical and economic studies are undertaken, the outcomes may not be favorable, and we may be unable to maintain commercial viability. Any further technical studies may also indicate that substantial additional financing will be required to complete the Project. We cannot give any assurance that we will be successful in completing any such financing or that such financing will be available to us if and when required or on satisfactory terms, or at all.

We have invested and, subject to availability of adequate capital, plan to continue to invest significant amounts of capital in the Project on exploration and development activities, which involve many uncertainties and future operating risks that could prevent us from realizing profits on expected timeframes or at all.

In total, we have spent in excess of $156 million on the Project thus far, including resource drilling, monitoring wells, metallurgical test works, well injection tests, permitting activities, construction and operation of the SSF, pilot-scale test works and engineering of the commercial-scale facility. For the year ended June 30, 2025, our capital expenditures per our statement of cash flows were $2.1 million.

Our business is capital intensive. Specifically, the extraction and recovery of borates and other potential byproducts, the mining costs, the maintenance of machinery and equipment, and the compliance with applicable laws and regulations, each require substantial operating and capital expenditures. Subject to the availability of adequate capital, we plan to continue to invest significant capital over the next several years on the development of the Project to bring it into production and will have to continue to invest capital to maintain or increase the amount of mineral reserves we hold and our rates of production once commercialization of the Project has occurred. Mining exploration is highly speculative in nature, involves many risks and is frequently unsuccessful. Development and production activities may involve many uncertainties and operating risks that could prevent us from realizing profits, putting pressure on our consolidated balance sheet and credit rating. Unforeseen issues, including increasing the required amount of capital expenditure necessary to bring the Project into production, the impact of volatility in the borates market and its derivatives, calcium chloride, gypsum and other prices, our ability to enter into supply contracts with buyers, and obstacles or complexities that could arise in the environmental or permitting process may cause us not to proceed with any one or a combination of these activities. Moreover, once mineralization is discovered, it may take a number of years from the initial phases of drilling before production is possible, during which time the economic feasibility of production may change. We previously targeted reaching initial commercial production in fiscal year 2026. Given the permitting hurdles and time to obtain final EPA approval and resource constraints in fiscal year 2024, we are now targeting to reach initial commercial production in the second half of calendar year 2028. This target continues to be dependent on a number of factors and assumptions, including obtaining the requisite funding for, and the successful construction of, our proposed commercial-scale facility, in addition to obtaining and maintaining applicable permits, and there can be no assurance that we will be able to meet any such target on time, on budget, or at all due to many factors including our limited experience in successful construction of similar projects, the complexity of the project, supply chain issues, higher costs, construction delays, cost overruns, planned and unplanned shutdowns, turnarounds, outages and other delays and interruptions. If and when production begins, no assurance can be given that we will be able to maintain our production levels or generate sufficient cash flow, capitalize a sufficient amount of our net profit or have access to sufficient equity investments, bank loan or other debt financing alternatives to fund our capital expenditure at a level necessary to continue our exploration and exploitation activities. In addition, we cannot assure you that existing or future projects, if approved and executed, will be completed on schedule, within budget or achieve an adequate return on investment.

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

The Project may be delayed, more costly than anticipated or unsuccessful for many reasons, including declines in borate prices and its derivatives, calcium chloride, gypsum, and lithium carbonate, cost overruns, project implementation schedule slippage, shortages of or delays in the delivery of equipment or purpose-built components from suppliers, escalation in capital costs estimates, mechanical or technical difficulties, increases in operating costs structures, possible shortages of construction or other personnel, other labor shortages or industrial action, pandemic or localized epidemic, environmental occurrences during construction that result in a failure to comply with environmental regulations or conditions on development, or delays and higher-than expected costs, unanticipated natural disasters, accidents, miscalculations, unanticipated financial events, political or other opposition, litigation, acts of terrorism, operational difficulties or other events associated with such construction that may result in the delay, suspension or termination of the Project, resulting in further costs, the total or partial loss of our investment and a material adverse effect on our results of operations, financial performance and prospects.

We have a limited history of mineral production and we may not be able to successfully achieve our business strategies, including our downstream processing ambitions.

We are a development stage company and we have a limited history of mining or refining mineral products from our properties. As such, any future revenues and profits are uncertain. There can be no assurance that the Project will successfully reach commercial-scale production of minerals or otherwise generate operating earnings. Advancing projects from the development stage into commercial production requires significant capital and time and will be subject to further technical and economic studies, permitting requirements and construction of mines, processing plants, roads and related works and infrastructure. We will continue to incur losses until mining-related operations successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will generate revenue from any source, operate profitably or provide a return on investment in the future.

In addition, substantial additional capital will be required to develop and support potential downstream processing capabilities at the Project. The economic viability of the production of advanced boron materials at the Project will be dependent on a number of factors beyond the scope of our control, including the market demand for and competitive landscape of the advanced boron materials that we hope to produce. We cannot assure you that our downstream processing ambitions will operate profitably or provide a return on investment in the future.

We may be unable to develop or acquire certain intellectual property required to implement our business strategy successfully.

A key element of our long-term business strategy is to develop high-performance, borates and advanced boron materials that support downstream applications in the areas of clean energy infrastructure, electric transportation, and high-grade fertilizers among other end uses. To implement this strategy successfully, we may need to license certain intellectual property related to these downstream processes and/or develop the ability, or collaborate with, purchase or form a joint venture with commercial partners. In addition, other licenses that may be necessary for some of these downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of borates, calcium chloride, gypsum, lithium or other specialty products on favorable terms could adversely affect our business and prospects. No assurances can be given that we will be able to successfully license any such intellectual property, or that we will be able to do so on favorable terms. If we materially breach the obligations in any future licensing agreements, the licensor typically has the right to terminate the license and we may not be able to market products that are covered by the license, which could adversely affect our competitive business position and harm our business prospects. In addition, any claims brought against us by any future licensors could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

Other licenses that may be necessary for some of our proposed downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of boron or other specialty products on favorable terms could adversely affect our business and prospects.

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

All of our business activities are now in the development stage, but there can be no assurance that our development efforts will result in commercial development.

All of our operations are at the development stage and there is no guarantee that any such activity will result in commercial production. Although a certain amount of drilling has been conducted at the Project to date, the evaluation of the final mine plan is not yet complete, relies upon the ongoing operation of the SSF, horizontal wells, and we can provide no assurance that the evaluation of horizontal drilling will result in favorable outcomes that support that our proposed mine plans are feasible to develop the Project. Significant additional drilling and mine design activities could be required to develop the Project.

The exploration and development of boron and other byproducts involves significant risks which even a combination of careful evaluation, experience and knowledge cannot eliminate. While the discovery of these minerals may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish and develop proven and probable mineral reserves, to develop processes and to construct mining and processing facilities at a particular site, including at the Project. It is impossible to ensure that the exploration and development programs planned by us or any future development programs will result in a profitable commercial mining operation. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercial quantities of boron, lithium, or any other materials or byproducts. There is also no assurance that any mineral property will be brought into commercial production. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure, the run of mine solution produced, engineering of the plant and process to produce a commercial product, prices of minerals and the volatility of their respective markets; raw material input prices and the related volatility thereof, and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. These factors and others are beyond our control, and the effects of these factors cannot be accurately predicted. Our long-term profitability will be in part related to the cost and success of our proposed exploration and development programs and any subsequent development programs at the Project and elsewhere.

We are a development stage company and our estimates of mineral resources and reserves remain inherently uncertain and subject to significant change, and the actual volume and grade of material actually recovered may differ materially from current estimates.

During August 2025, we advanced our Project from the exploration stage by filing a Preliminary Feasibility Study, resulting in the conversion of certain measured and indicated resources into proven and probable reserves. Despite this advancement, there remains considerable uncertainty in our resource and reserve estimates due to the inherent risks and subjective judgments involved in such assessments. Investors should not assume that the mineral reserve and resource estimates described under “Properties–Mineral Resource Estimate” and “Properties–Mineral Reserve Estimate” will be fully or economically extracted. Although certain mining and processing activities have been completed at the Project to date, additional drilling activities may be necessary to validate our wellfield design and operational plan for the commercial-scale facility, which serve as the basis for our estimates of mineral resources and reserves in our Preliminary Feasibility Study, and additional drilling will be necessary to construct the wellfield that will supply the commercial-scale facility. Each of these activities may result in changes to our estimates of mineral resources and reserves.

The Project deposit has had a significant amount of prior drilling and is the subject of at least four separate historic mineral resource estimates, including a 2018 initial feasibility study prepared for ABR prepared according to the Joint Ore Reserves Committee (the “JORC Code”), a second feasibility study originally released in April 2020 and updated further in February 2021 also prepared for ABR in accordance with the JORC Code, an amended initial assessment report released by us in May 2023 and further revised in February 2024, and a Preliminary Feasibility Study released by us in August 2025. None of the prior ABR mineral resource estimates were Regulation S-K 1300 compliant, and each report resulted in a different amount of mineral resource estimates. The Preliminary Feasibility Study released in August 2025, contains a combined 5.3 million short tons of proven and probable reserves of H3BO3, using a 2.0% cut-off grade for B2O3. Additional time and expenditures are required to commercially mine and to construct, complete and install mining and processing facilities in those properties that are actually mined and developed. Any expenditure that we may make in the development of any refined borates and advanced boron materials may not result in the discovery of any commercially exploitable mineral deposits or such advanced boron materials.

The mineral reserve estimates stated in this filing and extracted from the Preliminary Feasibility Study represent the amount of boric acid that the QP in that report estimated could be economically and legally extracted or produced at the time of the mineral reserve determination. There can be no assurance that our disclosed mineral reserve estimates can be recovered and any material reductions in the quantity of mineral reserves or the related grades or increase in cost of production could have a material adverse effect on our business, financial condition or prospects. Estimates of resources and reserves are subject to considerable uncertainty, and the estimation of mineral resources and reserves are a subjective process. Such estimates are expressions of judgment based on knowledge, experience and industry practice at the time of the estimation and will be, to a large extent, based on the interpretations, which may be imprecise or which may later prove to be inaccurate, of geologic data obtained from drill holes and other exploration techniques and which may not necessarily be indicative of future results. Estimates made at a given time may change significantly in the future when new information becomes available. We expect that the estimates of resources and reserves will change to reflect such updated information. Resource and reserve estimates may be revised upward or downward based on the results of current and future drilling, testing or production levels, significantly lower borate prices as a result of a decrease in commodity prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, and this could result in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges. Such revisions may also render previously disclosed estimates of mineral resources and reserves uneconomical. We cannot assure you that any particular level of recovery of borates or other minerals from discovered mineralization will in fact be commercially realized. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years to commence production, during which time, the economic feasibility of production may change. The exploration and development of mineral deposits involve a high degree of financial risk over a significant period of time which a combination of careful evaluation, experience and knowledge of management may not eliminate.

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

In addition, pre-production projects like the Project have no operating history upon which to base estimates of future operating costs and capital requirements. Project projections, such as any future estimates of reserves, mineral recoveries or cash operating costs will to a large extent be based upon the interpretation of geologic data, obtained from a limited number of mining data and other sampling techniques, and interpretation of market studies and estimates, which are subject to change. Actual operating costs and economic returns may materially differ from the costs and returns estimated, and accordingly, our financial condition, future results of operations, and cash flows may be negatively affected.

Estimates relating to the development of the Project and mine plan are uncertain and we may incur higher costs and lower economic returns than estimated.

Mine development projects such as the Project typically require a number of years and significant expenditures during the development phase before production is possible. These projects could experience unexpected problems and delays during development, construction and mine start-up. Our decisions concerning the development of the Project deposit have been based on the results of multiple studies performed under the JORC Code and S-K 1300, which have estimated the anticipated economic returns of the Project. The actual profitability or economic feasibility of the Project may differ from our estimates as a result of any of the following risks normally encountered in the mining industry, such as:

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
•
weather or severe climate impacts, including, without limitation, prolonged or unexpected precipitation, drought, wildfires and/or sub-zero and extreme temperatures;
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

Any of the aforementioned risks may cause substantial delays to the Project and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially, our financial viability. In addition, the nature of some of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. As many of the risks described above are also risks against which we cannot insure or against which we may elect not to obtain insurance, we are not fully insured against all potential risks incident to our business. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations could be substantial. As a result of market conditions, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant loss for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We depend on a single mining project.

The Project accounts for all of our mineral resources and reserves and the current potential for the future generation of revenue. Any adverse development affecting the Project will have a material adverse effect on our business, prospects, profitability, financial performance and results of operations. These developments include, but are not limited to, the inability to obtain necessary permits or financing to develop the Project, changes in technical parameters of project development, changes in costs or anticipated costs which may make it uneconomic to develop and/or operate the Project, unusual and unexpected geologic formations, seismic activity, rock bursts, flooding, drought, and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, property, and which could hinder the development and future operation of the Project. If the Project is completed to management’s contemplated target production capacity of up to 450,000 tons per year of boric acid, it will exceed the limits of our existing permits, which would require us to seek modifications to the permits. There can be no assurance that we could obtain any required permit modifications. Based on the Preliminary Feasibility Report, and assuming we reach economically viable production, the Project, by its nature, will have a defined production life (the period during which extraction will remain viable). Ultimately, we will be required to replace and expand our resources and any established reserves if we are to maintain operating revenues. In the absence of additional mineral projects, we will be solely dependent on the Project for our revenue and profits, if any. Our ability to maintain or increase our annual production will be dependent, in significant part, on our ability to expand the Project, bring new projects into production and to complete acquisitions.

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

Our long-term success, including the recoverability of the carrying values of our assets, our ability to acquire and develop additional projects, and continuing with the exploration, development and commissioning and operating activities of the Project will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our operations by establishing ore bodies that contain commercially recoverable borates, lithium, and other minerals and to develop these into profitable operating activities. The economic viability of our future operating activities has many risks and uncertainties including, but not limited to:

•
a significant, prolonged decrease in the market price of borates, lithium, gypsum, calcium chloride and other minerals;
•
difficulty in marketing and/or selling borates, lithium, gypsum, calcium chloride and other minerals;
•
significantly higher than expected capital costs to construct the Project;
•
significantly higher than expected extraction costs;
•
significantly lower than expected borates, lithium, and other minerals extraction;

•
significant delays, reductions or stoppages of borates, lithium, and other minerals extraction activities;
•
the introduction of significantly more stringent regulation affecting our activities; and
•
global political, economic and market conditions, including political disturbances, war, terrorist attacks and changes in global trade policies and tariffs.

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

Our growth is dependent upon the continued adoption and demand by consumers of end use applications, such as solar and wind energy infrastructure, neodymium-ferro-boron magnets, lithium-ion batteries, and future facing applications, including the semi-conductor, aerospace, military, and automotive markets, which currently require borates, lithium, and related minerals and compounds we expect to produce. If the market for such applications does not develop as we expect, develops more slowly than we expect, and/or current boron producers fulfill all or a portion of the market’s anticipated boron needs, our business, prospects, financial condition and results of operations will be affected. The market for such end use applications is relatively new, rapidly evolving, and could be affected by numerous external factors such as:

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

In September 2021, we announced entry into a non-binding letter of intent with Borman Specialty Materials. Under the terms of the letter of intent, we agreed to work together towards a binding agreement for the supply of boric acid and other borates and advanced boron materials, which will be used to manufacture products with critical applications for future global markets, including the semi-conductor, life sciences, aerospace, military and automotive markets.

In May 2022, we also announced entry into a non-binding letter of intent with Rose Mill. Under the terms of the letter of intent, we agreed to work together on supplying advanced boron materials that focus on industrial and military applications.

In June 2022, we signed a non-binding letter of intent with Corning Incorporated for the supply of boron and lithium materials, technical collaboration to develop advanced boron materials and potential financial accommodation in support of a commercial agreement.

In December 2022, we signed a non-binding letter of intent with Estes Energetics to collaborate in producing boron-based materials for solid rocket motors used in U.S. space and military applications.

In May 2023, we signed a non-binding letter of intent with Orbital Composites to provide boron feedstock for 3D printing of wind turbines, permanent magnets, and boron carbide for defense applications.

We cannot assure you that the conditions for the closing of any of these non-binding agreements, which have not yet been completed, will be satisfied or, as applicable, waived or that the non-binding agreements will be finalized at all. Likewise, non-binding agreements that have not yet been completed may be completed on terms that differ, perhaps substantially, from those described herein. If the closing conditions are not satisfied or waived on a timely basis, or if another event occurs delaying, preventing or terminating these non-binding agreements, or if we are otherwise unable to enter into binding product and supply agreements, such delay, failure or termination of the non-binding agreements, or inability to enter into binding product and supply agreements, could cause uncertainty or other negative consequences that may materially and adversely affect our business, financial performance and operating results.

Our business, results of operations and financial condition may be materially and adversely affected if we are unable to enter into similar agreements with other parties, we are unable to mutually agree to matters required by the non-binding agreements with Borman Specialty Materials, Rose Mill, Corning, Estes Energetics, and Orbital Composites and are unable to deliver the product required by such agreements, we are otherwise unable to enter into binding product and supply agreements, or we experience costs in excess of the price set forth in such agreements.

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

Mining development projects and operations consume large amounts of raw materials and energy. We may rely on third parties for the supply of energy we consume and will consume in our development and mining activities. The prices for and availability of electricity, natural gas, oil and other energy resources are all also subject to worldwide supply and demand, volatile market conditions, often affected by weather conditions, as well as political and economic factors beyond our control. Variations in the cost of raw materials, and of energy, which primarily reflects market prices for oil and natural gas, may significantly affect our operating results from period to period. Even if we choose to supply the Project with electricity from a cogeneration facility that we own and/or operate, we will be dependent on a supply of natural gas from a third party for the operation of the facility. We must have dependable delivery of energy in order to develop and ultimately operate our facilities. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters, or other means, would substantially disrupt our production. Moreover, we expect much of our finished borate products to be delivered by truck. Unforeseen fluctuations in the price of fuel attributable to fluctuations in crude oil prices would also have a negative impact on our costs or on the costs of many of our future customers. In addition, changes in certain environmental regulations in the U.S., including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions legislation or regulation, could substantially increase the cost of inputs to our operations, such as energy, to us and other borate producers.

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

Our financial results are tied to global economic conditions and their impact on levels of consumer confidence and consumer spending. Global consumer markets can be impacted by significant U.S. and international economic downturns and inflation, such as the economic contraction caused by the coronavirus pandemic of 2020 and the global credit crunch experienced in 2008. High levels of inflation, recession or a weak recovery, due to factors that include, but are not limited to, disruptions in financial markets, federal budget, tax, tariff or trade policy issues in the United States, political upheavals, war or unrest, economic sanctions against trading nations, and demonetization, could cause us to experience significant cost increases and revenue declines due to deteriorated consumer confidence and spending, and a decrease in the availability of credit or on commercially acceptable terms, which could have a material adverse effect on our business prospects or financial condition.

Our business is also dependent upon certain industries, such as energy, automotive, agriculture, transportation, petrochemical and original equipment manufacturing, and these are also cyclical in nature. Therefore, these industries may experience their own significant fluctuations in demand for our products based on such things as economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of the volatility in the industries we plan to serve, we may ultimately have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve were to suffer a downturn, then our business may be adversely affected.

Prices and availability of commodities consumed or used in connection with exploration and development and mining, such as natural gas, diesel, oil and electricity, also fluctuate, and these fluctuations have and could in the future affect the costs of operations. These fluctuations can be unpredictable, can occur over short periods of time and may have a material adverse impact on our operating costs or the timing and costs of various projects.

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

Over the past several years, global and U.S. levels of monetary inflation have been higher than recent historical averages. Government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs and have a material adverse effect on our business, financial condition and results of operations.

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

Challenges to our mining claims could adversely affect our operations and financial condition.

Certain of our mining activities depend upon the validity and enforceability of mining claims, including unpatented mining claims, which are subject to potential challenges from third parties, regulatory bodies, or governmental agencies. Such challenges may include assertions that:

•
A mining claim is invalid due to improper staking, inaccurate or incomplete documentation, or non-compliance with applicable laws and regulations.
•
A mining claim lacks proper tenure, ownership, or rights due to disputed title or conflicting ownership claims.
•
The type of mining claim (e.g., lode versus placer) has been incorrectly characterized, which may impact our rights to extract minerals.
•
The boundaries or location of a mining claim have been incorrectly established or recorded.

If any of our mining claims are challenged successfully, we may lose rights to some or all of the mineral deposits within those claims. The resolution of any such challenges, whether through litigation or administrative procedures, can be costly, time-consuming, and uncertain. An adverse determination could require us to modify or terminate our mining activities on the affected properties, incur substantial costs to rectify deficiencies, or significantly delay our mining plans. Such outcomes could materially and adversely affect our operations, financial condition, and results of operations.

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

Our properties and Project are subject to numerous environmental laws, regulations, guidelines, policies and other requirements relating to, among other things, local land use, zoning, building and operational laws and regulations. We may also operate in jurisdictions with little or no land use regulations or programs. Requirements that are in place for mining projects may require conformance with specified generation capacities, sound levels, radar setbacks, as well as restrictions on communications interference, hazards to aviation or navigation, or other potential nuisances.

Mining projects may experience local opposition in certain markets due to claims based on these alleged nuisances, concerns about conversion of land use from agriculture or undeveloped land to mining, or other claims of potential adverse health or environmental impacts, such as misuse of water resources, landscape degradation, land use, food scarcity or price increase. We could experience significant opposition from third parties, including environmental non-governmental organizations, local landowners, neighborhood groups, municipalities and other entities either during the permit application process, including during any public hearings, comment periods or appeal proceedings, or after environmental permits are issued. We could also experience renewed opposition if any permit requires amendment.

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

The mining industry is historically a cyclical industry and market fluctuations in the prices of borates and other minerals could adversely affect our business.

We may derive revenues from the extraction and sale of borates, calcium-based co-products and other minerals. The marketability of minerals is affected by numerous factors beyond our control. These factors include government regulations relating to pricing, taxes, royalties, allowable production, imports, exports, prevailing price, price volatility, supply, changes in buyer preferences and demand for borates and other minerals. The prices of such commodities have historically fluctuated, and may in the future fluctuate widely and may be affected by numerous factors beyond our control, including international, economic and political trends, domestic and foreign tax policy, the price of imports of commodities, the cost of exploration, development, production and processing mineral ore, available transportation capacity, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new or improved extraction and production developments and methods, technological changes in the markets for the end products and the overall supply and demand for minerals. The effect of these factors on the price of borates and other minerals, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted. Additionally, new production of borates from current or new competitors in the borates market could adversely affect prices. Any additional supply (including as a result of new investments) could have an adverse effect on the price of such materials. Only limited information is available with respect to the status of expansion and new borate production capacity expansion projects being developed by current and potential competitors, and, as such, we cannot make accurate projections regarding the future capacities of current and possible new entrants into the market and the dates on which such capacities could become available on the market. If these potential projects are completed in the short term, they could adversely affect market lithium prices, thereby resulting in a material adverse effect on the economic feasibility of extracting any minerals we discover.

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

Fluctuations in the value of the dollar can be expected to affect our business. A strong U.S. dollar would likely result in imported borate products becoming comparatively less expensive, potentially leading to increased competition from foreign producers importing into the U.S. Additionally, a strong dollar could negatively impact our export competitiveness, making our products more expensive for foreign buyers, thereby potentially reducing international sales volumes and revenues. Conversely, a weak U.S. dollar may make imported products comparatively more expensive, reducing competition from foreign imports, and may enhance our export competitiveness by making our products relatively less expensive in foreign markets, potentially increasing our international sales opportunities. These currency fluctuations, whether strengthening or weakening the U.S. dollar, introduce volatility and uncertainty in our pricing, sales, profitability, and overall competitive position in both domestic and international markets.

We face risks relating to mining, exploration, and mine construction, if warranted, on our properties.

Our level of profitability, if any, in future years will depend to a great degree on borate prices and whether our properties can be brought into production. Exploration and development of borate resources are highly speculative in nature, and it is impossible to ensure that the currently proposed and future exploration programs and/or feasibility studies on our existing properties will fully monetize the reserves. Whether it will be economically feasible to extract boron depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; boron prices and volatility of the market; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing on commercially reasonable or favorable terms; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. The effect of these factors cannot be accurately predicted, but any one or a combination of these factors may result in us receiving an inadequate return on invested capital. In addition, we are subject to the risks normally encountered in the mining industry, such as:

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

We may be impacted by natural disasters, wars, health epidemics or pandemics, terrorist attacks, civil unrest, cyber threats or attacks, or other events outside of our control. For example, the Project is located in San Bernardino County, California near active faults, which may make our operations more susceptible to nearby earthquakes. If major disasters such as earthquakes, wildfires, health epidemics or pandemics, floods, drought, or other events occur, or our information system or communications network breaks down or operates improperly, our ability to achieve or continue operations at the Project may be seriously damaged, or we may have to stop or delay our proposed exploration and development, and eventually production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.

A shortage of skilled technicians and engineers may further increase our operating costs, which may materially adversely affect our results of operations.

Efficient production of borates products using modern techniques and equipment requires skilled technicians and engineers. In addition, our efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. In the event that we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.

Changes in U.S. trade policies, including the imposition of tariffs, could materially increase the cost of constructing our proposed commercial-scale facility and materially adversely impact the economic viability of our project.

Our planned commercial-scale facility for in-situ mining of boron will require significant capital investment, currently estimated to be approximately $435 million, inclusive of contingency. The construction of this facility will involve sourcing equipment from within the United States, but also from various European countries and other international sources. Recent and potential future changes in U.S. trade policies, including tariffs implemented or proposed by the U.S. government and any retaliatory actions taken in response by foreign governments, could significantly increase the cost of imported equipment and materials required for the construction of our facility.

The economic feasibility study included in our Preliminary Feasibility Study, and the related cost analyses, have not accounted for the impact of existing or future tariffs. The ultimate impact of currently announced tariffs and any future tariffs or trade policies will depend on various factors, including the timing of implementation and the amount, scope and nature of such tariffs or policies. Given the uncertainty and volatility surrounding trade and tariff policies, particularly in light of historical shifts in tariff approaches, including those imposed under the current Trump administration, we may experience materially increased costs that are difficult to predict accurately at this time. Such cost increases could negatively affect the projected economics of our facility and our ability to access financing, potentially causing the economic feasibility of the project to deteriorate substantially or render the project economically unviable, thereby causing us to delay, significantly modify, or cancel the project entirely, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

A shortage of equipment or disruption in our supply chain could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mineral exploration and development activities. Any shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of potential future production.

Further, we are subject to risk from fluctuating market prices of certain raw materials, including steel, fiberglass reinforced plastic, and bulk chemicals, which are necessary to the construction, maintenance and operation of our assets. The price of these raw materials may be affected by supply restrictions or other market factors (including inflation) from time to time. Some of the components and materials related to our current and planned assets will be sourced from outside the United States through arrangements with various vendors, and we may experience delays in obtaining these components and materials as a result of shipping and transportation constraints, and other supply chain disruptions. Political, social or economic instability in regions where these components and materials are made could cause future disruptions in trade.

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

Manufacturing facilities in our industry are subject to planned and unplanned production shutdowns, turnarounds, outages and other disruptions. Any serious disruption at our proposed commercial-scale facility could impair our ability to use our facilities and have a material adverse impact on any future revenues and increase our costs and expenses. Long-term production disruptions may allow competitors to be sought for alternative supply which could further adversely affect our profitability or delay or keep us from reaching commercial development at all.

Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. We may experience delays in construction, equipment procurement, or in completing our proposed commercial-scale facility on time. Any such production disruption could have a material impact on our proposed operations, operating results and financial condition.

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

Competition with and new production of borates and other minerals from current or new competitors in the market could adversely affect prices and our proposed business.

The mining industry is highly competitive. According to Global Market Insights, as of 2025, there are two major competitors in the borates industry, Rio Tinto Borates and Eti Maden. If we are successful in bringing the Project into production, we would be competing with two large competitors in the borates industry, one global mining conglomerate and one state-owned enterprise, both of which we believe are generally well-funded and established. Competition principally involves sales, supply and labor prices, contractual terms and conditions, attracting and retaining qualified personnel and securing the services and supplies we need for our operations. We cannot guarantee that competition with these two major competitors for boron, as well as with others, will not adversely affect us in the future. For example, lower cost producers of the minerals we mine could be better positioned to manage future volatility through commodity price cycles. Any significant production increases from either of the aforementioned two main borate competitors, and others, or the discovery of any additional significant borate resources could negatively impact prices received for borates. Furthermore, it is possible that competitors may engage in pricing activities that could result in market price reductions that may materially and adversely impact the economic feasibility of our plans. In addition, mines have limited lives and, as a result, we must periodically seek to replace and expand our mineral resources by acquiring new properties. Significant competition exists to acquire mining concessions, land and related assets.

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

Environmental regulations, including climate change related legislation or regulations, mandate, among other things, the maintenance of air and water quality standards, land development and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Enhanced public and private focus on climate change, greenhouse effects and proposed or contemplated laws and regulations relating to carbon emissions may impact aspects of our development plans or our future production. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. In connection with our current activities or in connection with our prior operating activities, we may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy.

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

New or evolving sustainability and climate-related disclosure obligations, as well as increased expectations regarding management of sustainability matters from various stakeholders, could result in additional costs for compliance, restrictions on our access to capital, and increased litigation and reputational risk.

In March 2024, the SEC adopted final rules providing a framework for reporting climate-related risks and creating new disclosure obligations for registrants, including requirements related to climate-related governance, risk management processes, greenhouse gas (“GHG”) emissions, and certain climate-related financial statement metrics. However, implementation of the rules was voluntarily stayed in April 2024 due to multiple legal challenges, and in March 2025 the SEC announced it would cease defending the rules in court. Litigation remains ongoing in the Eighth Circuit Court of Appeals, with certain state governments intervening in support of the rules. As of the date of this report, the SEC’s climate disclosure rules are not in effect, and their future status remains uncertain.

In October 2023, California enacted the Climate Corporate Data Accountability Act (“CCDAA”), or SB 253, and the Climate-Related Financial Risk Act (“CRFRA”), or SB 261. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a biennial climate-related financial risk report, aligned with TCFD or ISSB standards, for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws is scheduled to begin in 2026, although the California Air and Resource Board (“CARB”) is still undergoing its rulemaking process, and both laws are being challenged in federal court.

In September 2024, Australia introduced sustainability and climate-related reporting requirements into the Corporations Act. As a registered foreign company, the Company is not required to prepare a sustainability report under these requirements.

We are still assessing the potential impacts of these laws and other evolving sustainability and climate-related disclosure regimes that we may be subject to. Implementation could result in additional compliance costs, increased costs of and restrictions on access to capital, and reputational or other harm if our disclosures are perceived as insufficient or fail to meet verification or third-party standards. We may also face increased litigation risks relating to alleged damages from GHG emissions, statements made by us or others in our industry about climate-related risks, or any disclosures we make in connection with emissions reporting, particularly given the complexity of overlapping or diverging regulatory requirements and evolving stakeholder expectations.

Further, investors, employees, customers and other stakeholders are increasingly judging companies’ performance on a variety of sustainability matters. Numerous organizations publish sustainability ratings or assessments, which influence investment decisions and are often publicized. Topics evaluated include climate impacts, human rights, land use, human capital management, ethics and compliance, and board oversight of sustainability issues. There can be no assurance that we will successfully manage such issues or meet evolving stakeholder expectations. Failure to do so could result in adverse impacts on our reputation, relationships, business, or operating results.

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

We expect to focus our operational activities and capital investments at the Project in California. Should we be able to bring the Project into production, we would then be solely dependent upon a single mining operation for our revenue and profits and all of our operations would be conducted in a single geographic region in the western United States in California. The geographic concentration of our operations may disproportionately expose us to disruptions in our operations if the region experiences severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact the region in which we operate more than other borate producing regions, our business, financial condition, results of operations and cash flows could be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

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

Our exploration and development activities may be delayed, more costly than anticipated or unsuccessful for many reasons, including declines in boric acid and its derivatives, lithium carbonate, HCl and gypsum, cost overruns, unanticipated financial, operational or political events, mechanical and technical difficulties, increases in operating cost structures, equipment and labor shortages, industrial actions or other circumstances which may result in the delay, suspension or termination of our exploration and development projects, the total or partial loss of our investment in such projects and activities and a material adverse effect on our results of operations, financial condition and prospects.

Our future success depends on the continuing efforts of our management and key employees and our ability to attract and retain highly-skilled personnel and senior management.

The responsibility of overseeing the day-to-day operations and the strategic management of our business depends substantially on our senior officers and our key personnel. Loss of such personnel may have an adverse effect on our performance. The success of our operations will depend upon numerous factors, many of which are beyond our control, including our ability to attract and retain additional key personnel in sales, marketing, commercial, engineering and technical support and finance. We currently depend upon a relatively small number of key persons to seek out and form strategic alliances and find and retain additional employees. Certain areas in which we operate are highly competitive regions and competition for qualified personnel is intense. We may be unable to hire suitable field personnel for our technical team or there may be periods of time where a particular position remains vacant while a suitable replacement is identified and appointed.

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

Our past growth has provided, and our future growth may create, challenges to our organization. Members of our management team possess significant experience and have previously carried out or been exposed to exploration, development and production activities. However, we have limited operating history and our ability to achieve our objectives depends on the ability of our directors, officers and management to implement current plans and respond to any unforeseen circumstances that require changes to those plans. The execution of our business plan will place demands on us and our management. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. Our ability to recruit, assimilate, and maintain new personnel will be critical to our performance and we will be required to recruit additional personnel to achieve our business objectives. As a public company, we will need to support managerial, operational, financial and other resources. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we are unable to recruit additional personnel and effectively train, motivate, retain, and manage employees, or if we fail to manage these challenges effectively, our financial condition, business, and results of operations could be materially and adversely affected.

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

The efficiency and efficacy of our business and its operations depend heavily on the performance and availability of our computer and information systems, which we use to communicate, control and manage our operations and prepare our financial management and reporting information. As dependence on digital technologies is expanding, cyber incidents, including deliberate attacks and accidental cybersecurity events have been increasing worldwide. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information systems and confidential information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological error, including misconfigurations, bugs, or other vulnerabilities in software and hardware. Computers, telecommunication and information systems are used to conduct our exploration and development activities, will be used to conduct our production activities and have become an integral part of our business. We use these systems to analyze and store financial and operating data, as well as to support our internal communications and interactions with business partners. Cyber-attacks could compromise our computer, telecommunications and information systems and result in additional costs as well as disruptions to our business operations or the loss of our data. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information systems, confidential information or business. A cyber-attack involving our information systems and related infrastructure, or those of our business partners, could disrupt our business and negatively impact our operations in a variety of ways. Our information systems and confidential information are vulnerable to a range of cybersecurity risks and threats, including malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. Although we maintain insurance policies, we cannot be certain that any or all of the costs and liabilities incurred in relation any cybersecurity attack or incident will be covered or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Given the size of our organization, we rely heavily on the use of, and services provided by third parties, including for a significant portion of our key cybersecurity risk management. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party information systems can materially impact our operations and financial results.

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
o
possible loss of material information, which in turn could delay productive processes and selling efforts, causing economic losses; and
o
a cyber-attack on a service provider or their information systems which we rely could result in supply chain disruptions, which could delay or halt our major development projects.
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

Risks Relating to Our Common Stock and CDIs

Our largest stockholders control a significant percentage of our voting power and may be able to exert significant control over the direction of our business.

Our largest stockholders, Bluescape Special Situations IV (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC for and on behalf of Strategic SP (together with Meridian, “Ascend”), hold a majority of our outstanding shares of common stock, approximately 68.7% of our outstanding shares as of August 31, 2025. If Meridian, Ascend and Bluescape were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these parties, if they choose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. These parties may have interests that are different than those of other stockholders. Meridian, Ascend and Bluescape also hold warrants to purchase up to an aggregate of 5,632,692 shares of Common Stock which, if exercised prior to their expiration date in March 2026, would increase their voting power and ability to exert control over our business.

Exercise of our outstanding warrants will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our Common Stock.

On March 13, 2025, we issued warrants to purchase an aggregate of 5,632,692 shares of our Common Stock at an exercise price of $3.5507 per share to Bluescape and Ascend, which were immediately exercisable, (the “Restructuring Warrants”). The Restructuring Warrants expire on the first anniversary of their issuance. Additionally, in August 2024, we issued and sold warrants to purchase an aggregate of 463,770 shares of our Common Stock at an exercise price of $18.3563 per share, including warrants to purchase 231,885 shares of our Common Stock (the “Series A Warrants”) and warrants to purchase 231,885 shares of our Common Stock (the “Series B Warrants”), which became initially exercisable on February 27, 2025. The Series A Warrants will expire on February 27, 2030 and the Series B Warrants will expire on February 27, 2027.

The exercise of some or all of such warrants will dilute the ownership interests of existing stockholders and increase the number of shares of Common Stock eligible for resale in the public market. Any sales in the public market of the shares of Common Stock issuable upon such exercise of such warrants, or the anticipation of such exercises and sales, could adversely affect the prevailing market prices of our Common Stock. Additionally, the existence of such warrants may encourage short selling by market participants because the exercise of such warrants could be used to satisfy short positions, or because the anticipated exercise of such warrants for shares of Common Stock could depress the price of our Common Stock.

The market price and trading volume of our Common Stock and CDIs may be volatile and may be affected by economic conditions beyond our control.

Our Common Stock is listed and publicly traded on Nasdaq, while our CDIs are listed and publicly traded on the Australian Securities Exchange (“ASX”). The market price of our Common Stock and CDIs may be highly volatile and subject to wide fluctuations. In addition, the trading volume of our Common Stock and CDIs may fluctuate and cause significant price variations to occur. If the market price of our Common Stock and CDIs declines, you may be unable to resell your CDIs or Common Stock at a competitive price. We cannot assure you that the market price of our Common Stock and CDIs will not fluctuate or significantly decline in the future. We cannot assure you that a trading market for our Common Stock or CDIs will be maintained.

Some specific factors that could negatively affect the price of our Common Stock and CDIs or result in fluctuations in their price and trading volume include:

•
actual or expected fluctuations in our prospects or operating results;
•
changes in the demand for, or market prices for, borates, lithium, calcium chloride, gypsum, and other minerals;
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

We incur significant costs as a result of being publicly traded in both the United States and Australia.

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

Our Common Stock is publicly traded on the ASX in the form of CDIs. As a result, we must comply with the listing rules of the ASX (the “ASX Listing Rules”). We have policies and procedures that we believe are designed to provide reasonable assurance of our compliance with the ASX Listing Rules. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent non-compliance, we could be subject to liability, fines and lawsuits. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We incur increased costs as a result of operating as a U.S. listed public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a U.S. listed public company we incur, and particularly after we are no longer an “emerging growth company” we expect to incur, significant additional legal, accounting, and other expenses. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, legal, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors or executive officers.

We are subject to Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with our 2023 Annual Report on Form 10-K, Section 404 required an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

An active trading market for our Common Stock and CDIs may not be sustained and the trading price for our Common Stock and CDIs may fluctuate significantly.

Shares of our Common Stock are able to be traded by the public on Nasdaq, and our CDIs are able to be traded by the public on the ASX. However, a liquid public market for our Common Stock or CDIs may not be sustained, which means you may experience a decrease in the value or trading price of the shares of our Common Stock and our CDIs (which is based upon the value of our Common Stock), regardless of our operating performance. If a liquid public market for our Common Stock does not sustain, then the value of our CDIs, which is based upon the value of our Common Stock, is also likely to decrease in value. In the past, following periods of volatility in the market price of a company’s securities, shareholders often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of directors or senior management and, if adversely determined, could have a material adverse effect on our results of operations and financial condition.

Because we do not anticipate paying dividends on our Common Stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain on our Common Stock and CDIs.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we must adopt the new or revised standard at the time other non-emerging growth public companies adopt the new or revised standard. This may make comparison of our financial statements with an emerging growth company which has opted to use the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, the cost to implement new or revised financial accounting standards may be more costly and difficult as we will be required to implement such standards during periods when a significant number of companies are doing so, making third-party resources scarce and/or costly, and when interpretations of the new standards may still be emerging.

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

If we experience any material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock and CDIs.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As a result of being a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, which began with our 2023 Annual Report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting during the evaluation and testing process, we may be unable to conclude that our internal controls are effective. We have not been, and will not be, audited or subject to an assessment of internal control over financial reporting until we are no longer an emerging growth company. There can be no assurance that no material weakness or significant deficiency will be identified once such an audit or assessment of internal control over financial reporting is completed.

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

We have in the past and may again in the future receive a notice of the failure to satisfy a continued listing rule from Nasdaq.

Our Common Stock is listed on Nasdaq. Nasdaq maintains several requirements for continued listing of our Common Stock, one of which is the maintenance of a minimum closing bid price of $1.00. In September 2024, we received written notice from Nasdaq notifying us that the bid price for our common stock had closed below the $1.00 Bid Price Requirement for continued inclusion on The Nasdaq Global Select Market. Although we regained compliance with the Bid Price Requirement in a timely manner, there is no guarantee we will in the future be able to maintain compliance with the Bid Price Requirement or any other Nasdaq listing standard, which would subject our Common Stock to delisting from Nasdaq.

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

Cybersecurity Governance

The Board of Directors is responsible for overseeing cybersecurity, information security, and information technology risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. As part of its program of regular risk oversight, the Audit Committee assists the Board of Directors in exercising oversight of the Company’s cybersecurity, information security, and information technology risks. Periodically, the Audit Committee reviews and discusses with the Chief Financial Officer, who leads our cybersecurity program, the Company’s policies, procedures, and practices with respect to cybersecurity, information security and information and operational technology, including related risks.

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

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

Item 3. Legal Proceedings

Except as disclosed in Note 14–Commitments and Contingencies in the consolidated financial statements included in Item 8 of this Form 10-K, as of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time become subject to various claims, legal proceedings, governmental inspections, audits, or investigations arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure you that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Mine Safety Disclosures

Not applicable as we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Common Stock is currently listed on Nasdaq under the symbol “FEAM.”

The closing price of our Common Stock on September 28, 2025 was [$3.72] per share. As of that date, there were [17] holders of record of our Common Stock according to Computershare Trust Company, N.A. The actual number of stockholders is greater than these numbers and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. These numbers of active holders of record also do not include holders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be subject to the discretion of the Board of Directors.

Unregistered Sale of Equity Securities

Except as previously disclosed on Current Reports on Form 8-K filed with the SEC on August 28, 2024, September 26, 2024, January 14, 2025, March 5, 2025 and March 13, 2025, and in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025, there was a single unregistered sale of equity securities for the year ended June 30, 2025, as further described below.

On July 15, 2025, the Company issued a total of 20,000 shares of Common Stock with a fair value on the issuance date of $3.55 per share to an investor in exchange for a market awareness campaign and various public and investor relations services. The shares were sold in a private offering to an investor that was acquiring the shares for its own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the years ended June 30, 2025 and 2024. This MD&A should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, the accompanying notes thereto and other financial information included in this Annual Report on Form 10-K (the “Annual Report”). Except for historical information, this MD&A contains various forward-looking statements that involve risks, uncertainties and assumptions and other important factors and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A-Risk Factors” and elsewhere in this Annual Report, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.” References within this MD&A to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc., and its subsidiaries.

Overview

5E Advanced Materials, Inc. is a development stage company focused on becoming a vertically integrated global leader and supplier of refined borates and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. Our business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of borates, calcium-based co-products, and potentially other byproducts such as lithium carbonate, to downstream advanced boron material processing and development. Our vision is to safely process borates and other industrial minerals through sustainable best practices and a continuous improvement mindset. We hold 100% of the rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California through our wholly owned subsidiary 5E Boron Americas LLC (formerly Fort Cady (California) Corporation (“5EBA”)). Our Project is underpinned by boron reserves and lithium resource, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, our facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. We currently operate our small-scale facility (the “SSF”) at the Project, which provides data and information necessary for us to ultimately establish a commercial-scale facility (the “Commercial Scale Facility”) at the Project.

We believe the Project represents one of the most compelling domestic critical material projects in the United States as a strategically located operation that targets stable long-term demand, with a defined pathway to production and a low-cost, high margin and profitable financial profile.

Recent Developments

Preliminary Feasibility Study, Technical Report Summary, Capital Estimate and Timeline to Final Investment Decision

In August 2025, we issued our Preliminary Feasibility Study (“PFS”) prepared in accordance with Regulation S-K 1300, which focuses on Phase 1 development of our Fort Cady Project to develop a 130,000 short ton per annum boric acid plant. We believe the PFS demonstrates a world-class resource, management’s firm understanding and direction for the business, which can position the Company to achieve profitability, generate cash flow, and reduce risk.

Due to the current favorable market backdrop and growing importance of critical materials, we continue to focus primarily on further defining our boron reserves, and to work towards developing a commercial-scale commercial facility for the production of borates, calcium chloride and gypsum. A focus on boron extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food security, national defense and production of domestic supply and our focus on high value in use materials and applications.

The PFS was based upon converting approximately 41% of our total mineral resource and established approximately 5.3 million short tons of boric acid reserves with an average grade of 8.03% (B2O3) and an initial 39.5 year life of mine utilizing an in-situ leaching mining method. The PFS allows for optionality for future expansion phases to develop the remaining portions of our total resource and future endeavors into value added advanced boron derivatives.

The financial model for the economic analysis included in the PFS was based upon a third-party preliminary market study which evaluated future supply and demand thematics for the boric acid market, as well as capital estimates developed by our EPC firm, Fluor Enterprises, Inc. (“Fluor”) and Miocene, Inc. (“Miocene”). The PFS included a capital estimate of approximately $367 million, a 15% contingency of approximately $55 million, and owner’s costs of approximately $13 million, for an aggregate capital estimate of approximately $435 million. The capital estimate includes the anticipated costs for a natural gas Combined Heat & Power (“CHP”) COGEN facility that will power Phase 1 of the Project. The estimated accuracy range for the capital estimate is ±25%, which is consistent with industry standards for an Association for Advancement of Cost Engineering Class 4 estimate for projects at the PFS stage. However, our capital estimate is supported by a comprehensive suite of engineering deliverables, including process flow diagrams, simulation and material balance data, equipment lists, preliminary design documentation, and advanced vendor testing, all of which contribute to a well-substantiated capital cost basis.

We will continue to operate the SSF while we stage gate to FEL-3 engineering for Phase 1 of the commercial-scale complex. FEL-3 engineering is expected to provide the necessary estimates to publish a final feasibility study and reach a final investment and construction decision for Phase 1 of the proposed commercial-scale complex during the middle of calendar year-2026. Based upon progress to date, we are now targeting to reach initial commercial production from Phase 1 in the second-half of calendar year 2028.

Although our PFS focused on Phase 1 of commercial production, we have retained optionality for Phase 2 and Phase 3, at which point full operation would include 450,000 short tons of boric acid.

Wellfield

During July 2025, we converted two of our existing vertical injection recovery wells to horizontal-side tracks where each well now extends approximately 1,500 feet into high grade colemanite zones of the Project. The mine plan incorporated into the PFS contemplates the installation of 27 horizontal wells and the use of jet pumps for artificial lift. Over the next several months, we plan to operate these newly drilled horizontal injection recovery wells to refine our operational strategy for the proposed commercial-scale wellfield and to confirm expectations related to head grade. We expect to submit a final mine plan to the EPA for review based on the performance of the horizontal-side track wells.

Fiscal Year 2025 Highlights and Future Considerations

Operational Highlights

Operational Update

During the first fiscal quarter of the year, we optimized and steadied production rates of boric acid at one short ton per day at the SSF and successfully programmed crystallization to operate in an automated mode such that distillation occurred based on feed concentration, improving both boric acid consistency, yield and quality. During this time, the SSF’s belt filter spray nozzle systems were optimized to maintain sulfur content below 100 ppm, which is lower than levels specified by customers in our qualification program. Also during this time, we began to remove metal salts as calcium levels and metal salts had lagged boric acid leach rates to this point. Calcium content increased to greater than 20,000 ppm, necessitating the production of a calcium-based byproduct.

During the second fiscal quarter, we continued to optimize plant-level production rates and streamlined overall operations and our production process. Such efforts resulted in operating cost reductions and an improvement in the quality and consistency of our boric acid production.

During the third fiscal quarter, we focused our efforts on obtaining plant data to inform our byproduct selection, which included the considerations of solution feed profiles that inform raw material utilizations that drive operating expenses, which enabled us to have a more refined view of our future capital needs and operating expense profile. We have tested and produced samples of a 38% calcium chloride solution and a calcium-based product that we believe are representative of what could be produced on a commercial scale, and samples of these products have been provided to potential future customers. We continue to evaluate our byproduct selection, including consideration for the potential to modulate production of both a calcium-based byproduct and calcium chloride to maximize the future economics of the Project.

During the final fiscal quarter of the year, we focused our efforts on customer qualification by shipping product samples to a diverse group of potential customers, while simultaneously carrying out tests and activities aimed at optimizing our future wellfield design, improving wellfield head-grade, and optimizing our process for crystallization of boric acid. For the foreseeable future, we anticipate maintaining boric acid production rates of one short ton per day while the SSF continues to provide the necessary data to inform and refine the design of the Commercial-Scale Facility, explore ways to optimize our wellfield design and related capital costs, and progress our customer qualification program, while striving to minimize liquidity impacts of the continued operation of the SSF. We believe that the information, data and operating results that have come, and will come, from the operation of the SSF will enable us to design the most efficient commercial-scale facility with optimized project economics.

Commercial Team Strategic Hires

In October 2024, Mark Zamek became our Vice President of Commercial Products, and Kenneth Hoo became our Vice President of Commercial Products - APAC. Mr. Zamek has over 20 years of direct industry experience, having held various senior roles across sales and marketing functions at the largest global borate producers. Most recently, Mr. Zamek served as a consultant for Eti Maden, where he advised the U.S.-focused boron operations on commercial strategy and market expansion initiatives. Prior to that, Mr. Zamek served in numerous strategic sales and marketing roles for over twenty years with Rio Tinto’s U.S. Borax, most recently as Key Global Accounts Manager where he was responsible for managing the company’s largest global borates contract.

Mr. Hoo has over 17 years of borates industry experience, having held several sales roles at the largest global borate producers, as well as consumers. Most recently, Mr. Hoo served as a Sales Manager at Rio Tinto Group, where he specialized in a variety of products, notably borates. Prior to that, Mr. Hoo served in numerous strategic sales roles at borate producers where he accumulated APAC supply chain and logistics expertise while focusing on developing commercial relationships in the Asian market.

We believe that the additions of Mr. Zamek and Mr. Hoo to our team will progress our vision of becoming a leading global supplier of borates and other industrial materials.

Commercial Strategy

During the second fiscal quarter of the year, we met a key milestone through the delivery of our first truckload of boric acid super sacks to a U.S. customer. During the second half of fiscal year 2025, approximately 14 customers successfully qualified our boric-acid product, and additional customers have requested product or are in advanced phases of the testing process. Customers that qualified our product represent a diverse group of industries and market segments such as specialty glass, textile fiberglass, ceramics, insulation, agriculture, defense and chemicals. Testing programs to date have included laboratory evaluation, field trials, and truckload-scale shipments. During April 2025, samples of boric acid that we supplied to a global specialty glass manufacturer successfully produced glass during qualification trials against other suppliers, with results showing that our boric acid performed as well as or better than the product of other suppliers across a variety of attributes of comparison. During August 2025, we packaged boric acid at our Project location and shipped it in an ocean freight container where it completed a 20-day international transit to Taiwan to a major global specialty glass manufacturing facility. Upon receipt, our product passed a handling trial and met all required specifications. The successful trials advance our customer onboarding and qualification process, and we believe demonstrates that our boron production is of the necessary quality to meet the rigorous standards of the specialty glass market. As part of the next phase of the broader qualification process, we plan to ship larger quantities of boric acid for production scale evaluation. We are currently in the process of negotiating contracts for a portion of our initial boric acid production in commercial Phase 1.

This progress supports the Company’s strategy to build a multi-market customer base across multiple high value sectors. We believe this progress highlights its continued momentum toward building commercial relationships and advancing our operational and strategic objectives.

Reduction in Workforce

During November 2024, we undertook a strategic reduction in workforce (the “Reduction in Force”), which reduced our company-wide headcount by approximately 40% with the goal of optimizing our team, reducing fixed and variable operating costs and increasing our efficiency. We estimate that this initiative allowed us to save approximately $1.1 million in operating expenditure during the second half of fiscal year 2025.

Financing Highlights

August 2024 Equity Offering

On August 27, 2024, we completed an offering (the “August 2024 Equity Offering”) of (i) 231,884 shares (the “Shares”) of our common stock, par value $0.01 per share (“Common Stock”), (ii) Series A warrants to purchase up to an aggregate of up to 231,885 shares of Common Stock (the “Series A Warrants”) and (iii) Series B warrants to purchase an aggregate of 231,885 shares of Common Stock (the “Series B Warrants”, and collectively with the Series A Warrants, the “2024 Warrants”). The Shares and 2024 Warrants were offered and sold on a combined basis for consideration equating to $17.25 for one Share and two 2024 Warrants. The exercise price for each of the 2024 Warrants is $18.3563 per share.

The Series A Warrants and the Series B Warrants became exercisable on February 27, 2025. The Series A Warrants will expire on February 27, 2030 and the Series B Warrants will expire on February 27, 2027. The 2024 Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. The 2024 Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the warrants), including the right of the holder thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Common Stock in such fundamental transaction in the amount of the Black Scholes value (as described in the respective warrant agreement) of the unexercised portion of the 2024 Warrants on the date of the consummation of such fundamental transaction. The 2024 Warrants include cashless exercise rights to the extent the resale of the shares of Common Stock underlying the 2024 Warrants is not registered under the Securities Act.

The net proceeds to us for the August 2024 Equity Offering were approximately $3.0 million after deducting the placement agent’s fees and other offering expenses payable by us.

September 2024 Notes Offering

On September 16, 2024, we entered into a third amendment (“Amendment No. 3”) to a January 2024 amended and restated note purchase agreement (as described in Note 7–Debt, of Item 8 of this Annual Report, the “January 2024 Amended and Restated Note Purchase Agreement”) and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as convertible notes issued in June of 2024 (as described in Note 7–Debt of Item 8 of this Annual Report, the “June 2024 Notes”), in an aggregate principal amount of $6.0 million (the “September 2024 Notes”) to Bluescape Special Situations IV (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC for and on behalf of Strategic SP (together with Meridian, “Ascend”), and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 3 (the “September 2024 Amended and Restated Note Purchase Agreement”). The net proceeds to us for the September 2024 Notes were approximately $5.5 million after deducting issuance costs and fees payable by us.

January 2025 Notes Offering

On January 14, 2025, we entered into a fourth amendment (“Amendment No. 4”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the September 2024 Notes, in an aggregate principal amount of $5.0 million (the “January 2025 Notes” and, together with the August 2022 Notes, the June 2024 Notes and the September 2024 Notes, the “Convertible Notes”) to Bluescape and Ascend, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 4 (as amended, the “Amended and Restated Note Purchase Agreement”). The Amended and Restated Note Purchase Agreement also extended the date to which we were required to comply with a financial covenant to maintain a cash balance of at least $7.5 million from December 31, 2024 to March 31, 2025 (the “Minimum Cash Covenant”). Concurrently with the execution of Amendment No. 4, we entered into a restructuring support agreement (the “2025 Restructuring Support Agreement”), and other related agreements, as defined and discussed below.

The net proceeds to us for the January 2025 Notes were approximately $4.7 million after deducting issuance costs and fees payable by us.

Debt Exchange and Related Agreements

On January 14, 2025, we entered into the 2025 Restructuring Support Agreement with Bluescape and Ascend in connection with certain restructuring and recapitalization transactions with respect to our capital structure (collectively the “Exchange Transaction”), including our Convertible Notes issued pursuant to the Amended and Restated Note Purchase Agreement.

Pursuant to the 2025 Restructuring Support Agreement, the parties agreed to implement the Exchange Transaction as either an:

•
Out-of-Court Restructuring: Subject to the satisfaction of customary conditions, including approval by our stockholders, a recapitalization through, among other things:

(i)
pursuant to an Exchange Agreement dated January 14, 2025 among Ascend, Bluescape and us (the “Exchange Agreement”), the issuance of an aggregate of 13,586,524 shares of our Common Stock to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes (the “Exchange”);
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
(iii)
pursuant to the January 2025 Subscription Agreement, the issuance by us to Ascend and Bluescape of warrants with a one-year term (the “Restructuring Warrants”) to purchase an aggregate number of shares of Common Stock represented by up to $20.0 million divided by the Subscription Price, at a price per share equal to the Subscription Price; and
(iv)
pursuant to a Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025 among Ascend, Bluescape and us (the “IRRA”), the right of each of Ascend and Bluescape to designate two directors to serve on our Board of Directors (“Board”) following the consummation of the Exchange Transaction for so long as such party beneficially owns 25% of our Common Stock and one director to serve on our Board for so long as such party beneficially owns 10% of our Common Stock (clauses (i) through (iv), together, the “2025 Out-of-Court Restructuring”); or
•
In-Court Restructuring: To the extent that the terms of or the conditions precedent to the 2025 Out-of-Court Restructuring could not be timely satisfied or waived, we would file voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a United States Bankruptcy Court (the “Bankruptcy Court”) pursuant to a pre-packaged plan of reorganization (the “Pre-Packaged Chapter 11 Plan”) pursuant to which, among other things, all of our existing equity interests would be extinguished, with Ascend and Bluescape each owning their respective pro rata share of 100% of the new equity interests in the Company upon the effective date of the Pre-Packaged Chapter 11 Plan (the “In-Court Restructuring”). The 2025 Restructuring Support Agreement further provided that Ascend and Bluescape would provide a $10.0 million debtor-in-possession financing facility pursuant to a debtor-in-possession credit agreement to be agreed upon by the parties and, as necessary, approved by the Bankruptcy Court.

On March 4, 2025, at a special meeting of stockholders, our stockholders voted in favor of the 2025 Out-of-Court Restructuring, and on March 5, 2025 the Exchange was completed and resulted in 13,586,524 shares of the Company’s Common Stock issued to Bluescape and Ascend, the termination of the Amended and Restated Note Purchase Agreement and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement.

On March 13, 2025, pursuant to the January 2025 Subscription Agreement, we issued and sold an aggregate of 1,408,173 shares of Common Stock to Bluescape and Ascend, at a Subscription Price of $3.5507 per share for aggregate net proceeds of $4.9 million (the “March 2025 Subscription”). Also pursuant to the January 2025 Subscription Agreement, we issued Restructuring Warrants to purchase up to an aggregate of 5,632,692 shares of Common Stock to Bluescape and Ascend. The Restructuring Warrants are immediately exercisable and expire on March 13, 2026, and have an exercise price per share equal to the Subscription Price.

May 2025 Equity Offering

On May 12, 2025 and May 13, 2025, we entered into subscription agreements to issue and sell an aggregate of 1,984,709 shares of our Common Stock at a price of $3.55 per share (collectively, the “May 2025 Subscription”). In connection with the May 2025 Subscription, we also issued 37,042 shares of our Common Stock as an advisory fee. The May 2025 Subscription closed on May 15, 2025 and resulted in aggregate net proceeds to us of approximately $6.4 million after deducting fees and other offering expenses payable by us (inclusive of costs that remained payable by the Company as of June 30, 2025).

August 2025 Equity Offering

On August 21, 2025, we entered into an underwriting agreement to issue and sell an aggregate of 2,374,481 shares of our Common Stock at a price of $3.50 per share (the “August 2025 Equity Offering”). The August 2025 Offering closed on August 25, 2025, and resulted in aggregate proceeds of approximately $8.31 million before deducting underwriting discounts and commissions, and other offering expenses payable by us.

Financing Transactions — Liquidity Considerations and Going Concern

Although the financing transactions described above provided an aggregate of approximately $35.3 million of proceeds to us, prior to recognition of issuance costs and transaction fees, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing in order to continue as a going concern for a period of at least one year after the date this Annual Report is issued. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management’s control as of the date of this Annual Report. Therefore, there exists substantial doubt regarding our ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1-Description of Company and Summary of Significant Accounting Policies of Item 8 of this Annual Report and “Liquidity and Capital Resources” below for more information.

Export-Import Bank of the United States (“EXIM”) Letter of Interest and Meeting

In September 2024, we received a non-binding Letter of Interest (“LOI”) from EXIM. The LOI outlines the potential for the creation of a debt facility of up to $285 million, which would be utilized for commercial-scale development and construction of 5E’s Boron Americas Complex. The potential debt funding package would carry a repayment tenor of up to 15 years under EXIM’s Make More in America Initiative, a part of a whole-of-government effort to strengthen America’s supply chains, support American jobs and boost America’s ability to compete with countries like China, especially in sectors critical to national security. We believe the LOI demonstrates a growing awareness and commitment by the U.S. government to securing an integrated boron supply chain.

In late January 2025, our executive management held meetings with representatives of EXIM in Washington, D.C., through which we gained deeper insights into the funding process requirements and expected timetables for EXIM’s loan programs, and provided EXIM with additional education on our Project.

We target submitting a formal application to EXIM during the second half of calendar year 2025, at which point we expect EXIM would begin the necessary due diligence to determine if a final commitment may be issued. A final commitment, if any, must comply with EXIM’s policies and eligibility requirements, and will depend on meeting EXIM's underwriting criteria, authorization process, finalization and satisfaction of terms and conditions. The LOI does not represent a funding commitment nor an indication of financing or project viability and there is no guarantee that we will secure the EXIM funding commitment.

Reverse Stock Split

On February 14, 2025, following approval by our stockholders at our 2024 annual meeting of our stockholders (the “Annual Meeting”), we effected a 1-for-23 reverse stock split (the “Reverse Stock Split”) of our Common Stock.

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

All references to the number of shares and per share amounts of our Common Stock included in this Annual Report have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

Results of Operations

Effective April 1, 2024, we placed our SSF into operation, and accordingly all direct operating costs associated with the SSF, including raw materials, labor and maintenance, have been separately classified as Small-scale operating costs within our statements of operations after such date. Prior to April 1, 2024, these direct costs have not been reclassified and remain either as Project expenses or General and administrative costs, as appropriate. As a result of this updated presentation, certain reclassifications have been made to prior years’ reported amounts in order to conform to the current year presentation, but these reclassifications did not impact our previously reported net income (loss).

The following table summarizes our results of operations for the periods presented.

	Year Ended June 30,		Variance
	2025	2024	$	%
	(in thousands)
COSTS AND EXPENSES
Project expenses	$4,999	$6,333	$(1,334)	-21%
Small-scale facility operating costs	4,330	1,437	2,893	201%
General and administrative	14,443	22,875	(8,432)	-37%
Research and development	—	45	(45)	-100%
Depreciation and amortization expense	19,947	5,170	14,777	286%
Total costs and expenses	43,719	35,860	7,859	22%
LOSS FROM OPERATIONS	(43,719)	(35,860)	(7,859)	22%
NON-OPERATING INCOME (EXPENSE)
Interest income	103	252	(149)	-59%
Other income	7	7	—	0%
Gain (loss) on extinguishment of debt	17,333	(20,953)	38,286	-183%
Derivative gain	1,357	749	608	81%
Interest expense	(6,455)	(6,199)	(256)	4%
Other expense	(2)	(9)	7	-78%
Total non-operating income (expense)	12,343	(26,153)	38,496	-147%
Income tax expense (benefit)	179	—	179	N/A
NET INCOME (LOSS)	$(31,555)	$(62,013)	$30,458	-49%

Comparison of the years ended June 30, 2025 and 2024

Project expenses

Project expenses include drilling, plug and abandonment, site preparation, engineering (excluding amounts eligible to be capitalized), consumables, testing and sampling, hydrology, permits, surveys, and other expenses associated with further progressing our Project. Prior to April 1, 2024, Project expenses also included non-labor related costs incurred to prepare for the operation of the SSF, as these costs were incurred prior to the SSF being placed into operation. For the year ended June 30, 2025, Project expenses decreased $1.3 million, or 21%, versus the comparable period in the prior year. The decrease was primarily the result of decreases in: (i) Environmental Protection Agency and other environmental compliance costs, including permit activity ($1.0 million), (ii) testing and analysis costs, primarily for environmental compliance ($0.5 million), (iii) insurance costs ($0.2 million), and (iv) plugging and abandonment ($0.1 million). These decreases were offset to a lesser extent by increases in: (i) an increase in site related costs due to increased activity at the Project ($0.3 million), and (ii) increased wellfield development activity primarily related to the installation of additional observation monitoring wells that were required for environmental compliance ($0.2 million).

Small-scale facility operating costs

Small-scale facility operating costs consist of raw materials, salaries and benefits for employees that are directly responsible for the operation of the SSF, and maintenance and upkeep related to the SSF after April 1, 2024. Prior to April 1, 2024, such costs were reported within either Project expenses or General and administrative expenses as the SSF had not yet been placed into operation. Accordingly, for fiscal year 2025, there are four quarters of Small-scale facility operating costs recognized, as compared to only one quarter in the prior year. For the year ended June 30, 2025, Small-scale facility operating costs increased $2.9 million, or 201%, versus the comparable period in the prior year. The increase was primarily the result of: (i) salaries and benefits for our employees directly responsible for operating the SSF ($2.0 million), which represents the increase in operating time of the SSF in the current year, offset by the cost savings associated with the Reduction in Force, (ii) raw materials necessary to operate the SSF and produce boric acid and byproducts ($0.6 million), with such increase being consistent with the increase in operating time for the SSF in the current year and increased throughput as our process was optimized, and (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.3 million), consistent with the increase in operating time for the SSF in the current year.

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries for administrative personnel within the Company, share-based compensation and other expenses. Prior to April 1, 2024, all salaries and benefits for the entire organization were reported in general and administrative expenses. After April 1, 2024, the date which we began operation of the SSF, salaries and benefits for employees that are directly responsible for the operation of the SSF are reported in Small-scale facility operating costs. Accordingly, for fiscal year 2025, no salaries and benefits for employees who operate the SSF are included in General and administrative expenses, as compared to three quarters in the prior year. For the year ended June 30, 2025, general and administrative expenses decreased $8.4 million, or 37%, versus the comparable period in the prior fiscal year. The decrease was primarily due to decreases in: (i) base compensation and employee benefits, resulting from the combined impact of (a) salaries and benefits for personnel responsible for the operation of the SSF now reported as Small-scale facility operating costs, and (b) a reduction in head count across the organization, including the Reduction in Force (for a combined impact of $2.9 million), (ii) incentive compensation related costs, inclusive of share-based compensation expense ($2.8 million), which is amplified by significant share-based compensation expense in the prior year due to the acceleration of expense associated with severance agreements with former employees and a prior year cash-based retention program for certain key employees in connection with a debt restructuring transaction (iii) other employee related severance and relocation costs ($1.0 million), (iv) professional fees, primarily as a result of incurring incremental legal fees in the prior year leading up to the January 2024 restructuring transaction ($0.7 million), (v) miscellaneous and travel costs resulting from cost cutting measures across the organization ($0.4 million), (vi) insurance related costs ($0.3 million), (vii) marketing related costs ($0.2 million) and (vii) information technology related costs ($0.1 million).

Research and development

Research and development expense includes costs incurred under research agreements with Georgetown University and Boston College that aim to enhance the performance of permanent magnets through increased use of boron. Both engagements were completed during the second fiscal quarter of 2024. Therefore, we incurred no research and development costs in the year ended June 30, 2025, compared to $45 thousand in research and development costs incurred in the prior fiscal year.

Depreciation and amortization expense

Depreciation and amortization relate to use of our SSF, injection and recovery wells, owned or leased vehicles, buildings and equipment and the accretion of our asset retirement obligations. For the year ended June 30, 2025, depreciation and amortization expense increased $14.8 million, or 286%, versus the comparable period in the prior year. This increase was primarily due to placing the SSF and its related injection and recovery wells, facilities, and equipment into service as of April 1, 2024, corresponding with the commencement of operations.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents in short-term (original maturities of three months or less) investments of highly liquid treasury bills and certificates of deposit. For the year ended June 30, 2025, interest income decreased $149 thousand, or 59%, versus the comparable period in the prior fiscal year. Such decreases correspond to decreases in our average cash and cash equivalent balances between periods.

Other income

Other income is derived from the sale of scrap and other materials, the third-party use of our hydrology wells, and other non-operating income. For the year ended June 30, 2025, other income was consistent with the prior fiscal year.

Gain (Loss) on extinguishment of debt

The gain on extinguishment of debt incurred for the year ended June 30, 2025 resulted from the Exchange Transaction and the related extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement. As discussed within Note 7–Debt to the financial statements included in Item 8 of this Annual Report, the Exchange Transaction was accounted for as a troubled debt restructuring. As a result, we derecognized the remaining principal, accrued interest and unamortized discount and debt issuance costs associated with the Convertible Notes of $82.4 million, and recognized the fair value of various equity interests issued to the former noteholders, less $5.0 million of proceeds received, at their fair value of $65.1 million. The difference in value between the Convertible Notes and the net fair value of equity interests issued resulted in a gain on extinguishment of debt of $17.3 million.

The loss on extinguishment of debt incurred for the year ended June 30, 2024 resulted from the modification of the terms of our Convertible Notes contained in the January 2024 Amended and Restated Note Purchase Agreement executed January 18, 2024. The modified terms of the Convertible Notes were evaluated and determined to be representative of an in-substance extinguishment of the Convertible Notes and establishment of new debt, for accounting purposes, primarily due to the significance of the changes to the terms of the conversion features. As a result, we derecognized the remaining principal, accrued interest and unamortized discount and debt issuance costs associated with the prior debt with an aggregate value of $44.2 million, and recognized the modified debt at its fair value of $65.2 million upon execution of the Amended and Restated Note Purchase Agreement. The difference in value between the prior debt and the modified debt resulted in a loss on extinguishment of debt of $21.0 million.

Derivative gain

Derivative gain (loss) results from changes in the fair value of the embedded conversion features relating to degressive issuance provisions originally contained in the May 2024 Amended and Restated Note Purchase Agreement, and subsequently incorporated into and continued under the September 2024 Amended and Restated Note Purchase Agreement. As a result, these conversion features were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative”). On December 31, 2024, upon the expiration of the degressive issuance conversion feature associated with the June 2024 Notes and September 2024 Notes, the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative expired and the remaining aggregate fair value of such derivatives of $3.6 million was transferred to additional paid-in capital. Refer to Note 7–Debt and Note 8–Convertible Note Derivatives to the financial statements included in Item 8 of this Annual Report for additional details.

The unrealized derivative gain of $1.4 million during the year ended June 30, 2025, was primarily due to a decrease in our stock price during the period, which resulted in a gain on the June 2024 Convertible Note Derivative. Our stock prices on June 28, 2024 (the last trading day prior to the end of our prior fiscal year) and December 31, 2024 (the date the June 2024 Convertible Note Derivative expired) were $27.83 and $14.72, respectively. The observed decline in our stock price resulted in a decline in the value of the embedded conversion feature liability and a resulting derivative gain of $2.2 million. This derivative gain was offset, by a loss with respect to the September 2024 Convertible Note Derivative during the same period, which was primarily due to an increase in our stock price from $11.50 on September 16, 2024 (the issuance date of the September 2024 Notes) to $14.72 on December 31, 2024 (the date the September 2024 Convertible Note Derivative expired), resulting in an increase in the value of the embedded conversion feature liability during such period and a resulting derivative loss of $0.8 million, for a net derivative gain of approximately $1.4 million for the year ended June 30, 2025.

The unrealized derivative gain of $0.7 million during the year ended June 30, 2024, was primarily due to a decrease in our stock price during the period, which resulted in a gain on the June 2024 Convertible Note Derivative. Our stock prices on June 11, 2024 (the issuance date of the June 2024 Notes) and June 28, 2024 (the last trading day prior to the end of our prior fiscal year) were $33.12 and $27.83, respectively. The observed decline in our stock price resulted in a decline in the value of the embedded conversion feature liability and a resulting derivative gain of $0.7 million.

Interest expense

Interest expense primarily related to interest expense incurred on the Convertible Notes and was net of amounts capitalized to construction-in-progress. Prior to the January 2024 Amended and Restated Note Purchase Agreement, the August 2022 Notes accrued interest at a rate of 6% when interest was paid-in-kind through the issuance of additional notes. Subsequent to the January 2024 Amended and Restated Note Purchase Agreement, the August 2022 Notes accrued interest at a rate of 10% when interest was paid-in-kind through the issuance of additional notes, with such rate also applying to the June 2024 Notes, September 2024 Notes and January 2025 Notes. We also recognized interest expense for the amortization of debt issuance costs and the amortization of debt discounts on the Convertible Notes. As part of the modification of the terms of our debt associated with the January 2024 Amended and Restated

Note Purchase Agreement, the modified debt was recognized at fair value on our balance sheet which eliminated the prior debt discount and prior debt issuance costs that were amortized to interest expense. In connection with the Exchange Transaction on March 5, 2025, all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement was extinguished and the recognition of interest expense ceased.

For the year ended June 30, 2025, interest expense increased $0.3 million, or 4%, versus the comparable period in the prior fiscal year. This increase was primarily the result of (i) capitalizing less interest expense to construction-in-progress between periods (which results in an increase in the amount of interest expense recognized) as a result of the SSF being placed into service on April 1, 2024 and therefore no longer eligible for interest capitalization (an impact of $2.3 million increase in interest expense), and (ii) the combined effect of interest accruing (a) at 10% under the terms of our January 2024 Amended and Restated Note Purchase Agreement compared to 6% under our prior agreement in the prior period, (b) on a $11.0 million aggregate increase in the principal balance of Convertible Notes resulting from the issuance of the September 2024 Notes and January 2025 Notes, (c) on $3.4 million and $4.0 million of interest that was paid-in-kind during August of 2024 and February 2025, respectively, and (d) for a shorter period of time in current year resulting from the Exchange Transaction (for a combined impact of $0.4 million increase in interest expense). These increases were partially offset by the combined effects of a reduction in (i) the amount of debt discount amortization from the combined impact of (a) the write-off of the remaining unamortized debt discount (established August 26, 2022) and corresponding elimination of the amortization of such amount in connection with the accounting for the January 2024 Amended and Restated Note Purchase Agreement, and (b) a shorter period of amortization in the current year resulting from the Exchange Transaction (for a combined impact of $2.2 million decrease in interest expense), and (ii) the amount of debt issuance cost amortization from the combined impact of (a) the write-off of the remaining unamortized debt issuance costs (established August 26, 2022) and corresponding elimination of the amortization of such amount in connection with the accounting for the January 2024 Amended and Restated Note Purchase Agreement, (b) a shorter period of amortization in the current year resulting from the Exchange Transaction, and (c) an increase of approximately $0.8 million in debt issuance costs between periods as a result of costs incurred for the issuance of the September 2024 Notes and January 2025 Notes (for a combined impact of $0.2 million decrease in interest expense).

Other expense

Other expense relates to losses on foreign currency transactions and certain non-income related taxes and penalties. For the year ended June 30, 2025, other expense decreased $7 thousand, or 78%, versus the prior year. The decrease primarily relates to reduced foreign currency transaction losses compared to the prior year.

Income tax expense

Income tax expense relates to federal, state and foreign taxes levied on our income, subject to the applicable tax codes and regulations. For the year ended June 30, 2025, we incurred income tax expense of approximately $179 thousand. Such income tax expense was primarily the result of cancellation of debt income recognized as a result of the Exchange which was not eligible to be fully offset with accumulated net operating losses subject to limitation or exclusion from income under the applicable tax code, which resulted in federal income tax expense. We did not have any income tax expense or benefit for the year ended June 30, 2024. We have recorded a full valuation allowance against our net deferred tax asset.

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had cash and cash equivalents of $3.8 million and a working capital deficit of $1.8 million compared to $4.9 million of cash and cash equivalents and a working capital deficit of $2.9 million as of June 30, 2024. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions.

Our predominant source of cash has been generated through equity financing from issuances of our common stock and equity-linked securities, including our Convertible Notes. Since inception, we have not generated revenues, and as such, have relied on equity financing and equity-linked instruments to fund our operating and investing activities.

In August 2022, we executed a $60 million private placement of senior secured convertible notes (the “August 2022 Notes”) to complete construction and commissioning of our SSF, fund operation of our SSF, and general corporate purposes. During fiscal year 2024, we completed an out-of-court restructuring, two closings of a private placement of our Common Stock, and issued the June 2024 Notes, each to strengthen our balance sheet and to help fund mining and SSF operations. Refer to Note 1–Description of

Company and Summary of Significant Accounting Policies, Note 7–Debt and Note 10–Equity to the financial statements included in Item 8 of this Annual Report for additional details of each of these financing activities.

During fiscal year 2025, we completed the August 2024 Equity Issuance, issued the September 2024 Notes, issued the January 2025 Notes, completed the 2025 Out-of-Court restructuring, completed the March 2025 Subscription and completed the May 2025 Subscription, each of these transactions aimed at strengthening our balance sheet, to help fund mining and SSF operations and to further progress our FEL-2 engineering program for the proposed commercial scale-facility. As a result of the Exchange Transaction in March of 2025, all outstanding indebtedness pursuant to the Amended and Restated Convertible Note Agreement was extinguished in exchange for equity interests in the Company, and the Minimum Cash Covenant was eliminated. Refer to the discussion above under the caption Fiscal Year 2025 Highlights and Future Considerations-Financing Highlights within this section of the Annual Report for additional details of each of these financing transactions.

A summary of our cash flows for the years ended June 30 follows.

	For the year ended June 30,		Variance
	2025	2024	$	%
	($ in thousands)
Net cash used in operating activities	$(23,640)	$(26,872)	$3,232	-12%
Net cash used in investing activities	(1,969)	(7,187)	5,218	-73%
Net cash provided by financing activities	24,549	18,632	5,917	32%
Net increase (decrease) in cash and cash equivalents	$(1,060)	$(15,427)	$14,367	-93%

Cash Flows Used For Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of general and administrative costs (exclusive of share based compensation), costs incurred in furthering the Project, operating costs of the SSF, the funding of reclamation bond accounts, and transaction costs incurred related to the Exchange Transaction that were not directly related to the issuance of the related equity interests issued to our former noteholders. During the year ended June 30, 2025, we used $23.6 million of cash for operating activities, a decrease of approximately $3.2 million or 12% compared to the comparable period in the prior fiscal year. The decrease in cash used in operations during the current period primarily results from the decrease in General and administrative expenses, net of non-cash share-based compensation expense, offset by the incurrence of Small-scale facility operating costs (refer to the discussion of year-over-year changes in General and administrative expenses and Small-scale facility operating costs within Results of Operations above for additional details).

Cash Flows Used For Investing Activities

Our cash flows used for investing activities primarily relate to equipment purchases, the construction and commissioning of our SSF, stage 2 of our front-end loading (“FEL-2”) engineering and related vendor testing related to our commercial-scale facility. During the year ended June 30, 2025, we used $2.0 million of cash for investing activities, a decrease of approximately $5.2 million, or 73%, compared to the comparable period in the prior fiscal year. Net cash used in investing activities during the year ended June 30, 2025 related to engineering services for FEL-2 engineering and related vendor testing for our commercial-scale facility. Net cash used in investing activities during the year ended June 30, 2024 primarily related to final construction and commissioning of our SSF.

Cash Flows From Financing Activities

Our cash flows from financing activities primarily relate to equity and equity-linked financing transactions to fund our business and operations. Cash flows provided by financing activities for the year ended June 30, 2025 were the result of (i) approximately $3.0 million of net proceeds received from the August 2024 Equity Offering, (ii) approximately $5.5 million of net proceeds received from the issuance of September 2024 Notes, (iii) approximately $4.7 million of net proceeds received from the issuance of January 2025 Notes, (iv) approximately $4.9 million of net proceeds received from the March 2025 Subscription, after recognition of the related costs and fees related directly to the issuance of the related equity instruments, (v) approximately $6.6 million of proceeds received from the May 2025 Equity Offering (exclusive of amounts that remain payable as of June 30, 2025), and (vi) approximately $0.2 million of taxes paid upon the vesting and release of shares for equity awards.

Cash flows provided by financing activities for the year ended 2024 were the result of (ii) $15.8 million of net proceeds received from two closings of a private placement of our Common Stock in January of 2024, (ii) $2.6 million of cash used to pay legal and accounting fees associated with the January 2024 Amended and Restated Note Purchase Agreement, and (iii) approximately $5.5 million of net proceeds received from the issuance of June 2024 Notes.

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, costs necessary to further the engineering of our proposed commercial-scale facility, professional fees, operating costs for the SSF, Project related costs, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations, and $3.5 million of purchase order commitments for drilling and other services related to our wellfield development program, raw materials for the operation of the SSF, engineering services and vendor tested related to the design of our proposed commercial-scale facility, environmental testing and other corporate services. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” and “Commitments and Contingencies” footnotes in the financial statements included in Item 8 of this Annual Report for more information on certain of these expenditures and obligations.

Future Capital Requirements and Going Concern

Over the next 12 months we have the following plans that will require additional capital:

•
Operate the SSF to provide the necessary data for our commercial-scale facility, progress our customer qualification program and validate our wellfield design and operational plans;
•
Progress FEL-3, and the related detailed engineering and vendor testing;
•
Optimize well-field design and operating plan in an effort to reduce future mining capital and operational expenditures through various drilling techniques such as directional, horizontal, and radial drilling;
•
Pursue and optimize infrastructure capital expenditures for our larger-scale facility which could include expansion of non-potable water resources, upgrading shore power, connection to a natural gas network, preparing certain lands for the construction of the proposed commercial-scale facility, and constructing new access roads into and out of the location for our proposed commercial-scale facility; and
•
Further define our advanced boron materials strategy with consideration to engineering and repurposing our SSF once sufficient data has been obtained for flow sheet optimization and the production of product for customer qualification.

Although the August 2024 Equity Offering, issuance of the September 2024 Notes, issuance of the January 2025 Notes, proceeds received in the March 2025 Subscription, May 2025 Subscription and August 2025 Equity Offering improved our cash position, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing within the next twelve months. Absent additional financing, we may no longer be able to meet our ongoing obligations, continue operations or achieve the milestones outlined above.

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

The receipt of any potential funding cannot be considered probable at this time because these plans are not entirely within our control as of the date of this Annual Report. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Annual Report. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund our operations, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects. Refer to the “Going Concern” discussion within Note 1–Description of Company and Summary of Significant Accounting Policies included in Item 8 of this Annual Report for more information.

2024 Equity Distribution Agreement

On March 28, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC and D.A. Davidson & Co. (the “Agents”) pursuant to which we may offer and sell up to $15.0 million of shares of our Common Stock from time to time through the Agents, acting as our sales agents, or directly to one or more of the Agents, acting as principal. On August 14, 2025, the Equity Distribution Agreement was terminated pursuant to the terms therein. The Company is not subject to any termination penalties related to the termination of the Equity Distribution Agreement. We did not sell any shares of our common stock under the Equity Distribution Agreement.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and allocations that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ materially from those estimates. Our significant estimates and assumptions may include the estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, reclamation liabilities and share-based compensation. See Note 1–Description of Company and Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Annual Report for a full description of the critical accounting policies and estimates below, as well as other accounting policies and estimates we make. Below are the most significant policies we apply in preparing our financial statements, which also describe the most significant estimates and assumptions we make in applying these policies.

Asset Retirement Obligations

Our mining, exploration and development activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. We estimate these costs based upon internally generated information and information obtained from outside sources. These estimates are then inflated and discounted based on when the expenditures are expected to be incurred and recorded at fair value as an asset and corresponding liability on our consolidated balance sheet. Because these costs typically extend many years into the future, estimation is difficult and requires judgments that are subject to revisions based upon numerous factors, including inflation, changing technology and the political and regulatory environment in which we operate. Changes in cost estimates, discount rates, timing of abandonment activities or inflation, among others, could have a significant impact on our future results of operations or liquidity. We review our assumptions and estimates of future development and abandonment costs annually, or more frequently if circumstances change. See Note 5-Asset Retirement Obligations to our consolidated financial statements included in Item 8 of this Annual Report.

Derivative Financial Instruments

We record derivative instruments on our consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. During the years ended June 30, 2025 and 2024, we recognized two separate derivative instruments, each related to beneficial conversion features associated with our Convertible Notes. The valuation methodology used as the basis of determining the amount allocated to the derivative instruments and the related derivative gains was a with-and-without methodology utilizing a binomial lattice model (Level 3). This model required the use of assumptions that were subjective, and had different assumptions been used, the resulting derivative gains and amount reflected as a discount to the respective Convertible Notes could have been materially different. See Note 8–Convertible Notes Derivatives to our consolidated financial statements included in Item 8 of this Annual Report.

Properties, Plant and Equipment

We record properties, plant and equipment at historical cost. Depreciation and amortization expense is provided in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value, whichever is shorter. There is inherent judgment applied in determining an assets useful life, particularly related to the useful life we have assigned to the SSF and its related injection and recovery wells since we do not have a historical basis of comparison for similar assets, and there are limited comparable projects to utilize in benchmarking. If different useful lives had been used, the resulting depreciation expense recognized may be materially different. We review our assumptions and estimates for the assigned useful lives annually, or more frequently if circumstances change. Expenditures for improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. See Note 4–Properties, Plant and Equipment, Net to our consolidated financial statements included in Item 8 of this Annual Report.

Share-Based Compensation

We apply a fair value-based method of accounting for stock-based compensation, which requires recognition in the financial statements of the cost of services received in exchange for equity awards. Compensation expense is based on the fair value on the grant or modification date and is recognized in our financial statements over the vesting period with a corresponding increase in additional paid-in capital. We utilize the Black-Scholes option-pricing model to measure the fair value of stock options and our stock price on the date of grant for restricted stock units and performance based restricted stock units. See Note 11–Share-Based Compensation to our consolidated financial statements in Item 8 of this Annual Report for a full discussion of our stock-based compensation.

New Accounting Pronouncements and Requirements

See Note 1–Description of Company and Summary of Significant Accounting Policies and specifically the discussion under the heading Recently Issued and Adopted Accounting Pronouncements to our consolidated financial statements included in Item 8 of this Annual Report for a discussion of new accounting requirements and related status of our adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 5E Advanced Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 5E Advanced Materials, Inc. and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company currently generates no revenue from operations and has incurred recurring losses from operations and will need to secure additional financing in the next twelve months to maintain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 29, 2025

We have served as the Company’s auditor since 2022.

5E ADVANCED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,836	$4,896
Prepaid expenses and other current assets	777	1,913
Total current assets	4,613	6,809
Mineral rights and properties, net	7,735	7,616
Construction in progress	3,050	608
Properties, plant and equipment, net	53,658	73,872
Reclamation bond deposits	1,532	311
Right of use asset	141	282
Other assets	—	6
Total assets	$70,729	$89,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,352	$9,567
Lease liabilities, current	81	141
Total current liabilities	6,433	9,708
Long-term debt, net	22	64,831
Convertible note derivative liabilities	—	3,315
Lease liabilities	68	149
Asset retirement obligations	1,016	795
Total liabilities	7,539	78,798

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 360,000 shares authorized; 20,018 and 2,753 shares outstanding June 30, 2025 and June 30, 2024, respectively	200	28
Additional paid-in capital	294,546	210,679
Retained earnings (accumulated deficit)	(231,556)	(200,001)
Total stockholders’ equity	63,190	10,706
Total liabilities and stockholders’ equity	$70,729	$89,504

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended June 30,
	2025	2024
Operating expenses:
Project expenses	$4,999	$6,333
Small-scale facility operating costs	4,330	1,437
General and administrative	14,443	22,875
Research and development	—	45
Depreciation and amortization expense	19,947	5,170
Total operating expenses	43,719	35,860
Income (loss) from operations	(43,719)	(35,860)

Non-operating income (expense):
Interest income	103	252
Other income	7	7
Gain (loss) on extinguishment of debt	17,333	(20,953)
Derivative gain	1,357	749
Interest expense	(6,455)	(6,199)
Other expense	(2)	(9)
Total non-operating income (expense)	12,343	(26,153)

Income (loss) before income taxes	(31,376)	(62,013)

Income tax expense (benefit)	179	—
Net income (loss)	$(31,555)	$(62,013)

Net income (loss) per common share — basic and diluted	$(3.95)	$(27.15)
Weighted average common shares outstanding — basic and diluted	7,996	2,284

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(31,555)	$(62,013)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,947	5,170
Share-based compensation	2,099	3,490
(Gain) Loss on extinguishment of debt	(17,333)	20,953
Gain on convertible note derivatives	(1,357)	(749)
Transaction costs incurred in troubled debt restructuring	(837)	—
Accretion of asset retirement obligations	80	71
Amortization of debt issuance costs and discount — convertible notes	1,095	3,481
Amortization of right of use asset	141	159
Interest earned on reclamation bond	(21)	(2)
Other	(4)	—
Change in:
Prepaid expenses and other current assets	1,136	(105)
Reclamation bond deposits	(1,200)	—
Accounts payable and accrued liabilities	4,169	2,673
Net cash used in operating activities	(23,640)	(26,872)

Cash Flows From Investing Activities:
Construction in progress	(1,941)	(7,099)
Properties, plant and equipment additions	(124)	(88)
Properties, plant and equipment disposals	10	—
Refund on previously acquired equipment	86	—
Net cash used in investing activities	(1,969)	(7,187)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	9,642	15,794
Proceeds from debt exchange transaction, net of issuance costs	4,891	—
Proceeds from issuance of convertible notes	11,000	6,000
Debt issuance costs	(764)	(3,122)
Payments on note payable	(42)	(40)
Taxes paid for equity award vesting	(178)	—
Net cash provided by financing activities	24,549	18,632

Net increase (decrease) in cash and cash equivalents	(1,060)	(15,427)
Cash and cash equivalents at beginning of period	4,896	20,323
Cash and cash equivalents at end of period	$3,836	$4,896

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3	$23

Noncash Investing and Financing Activities:
Construction in progress transferred to properties, plant and equipment (Note 4)	$—	$75,877
Accounts payable and accrued liabilities change related to capital additions	180	1,833
Accounts payable and accrued liabilities change related to debt issuance costs	(271)	—
Accounts payable and accrued liabilities change related to equity issuance costs	238	—
Recognition of operating lease liability and right of use asset	—	234
Interest paid through issuance of additional convertible notes (Note 7)	7,441	3,961
Increase in net long-term debt resulting from modification (Note 7)	—	20,953
Increase in asset retirement costs	$141	—
Convertible note derivatives liability reclassification to equity (Note 8)	3,601	—
Net fair value of equity interest exchanged for convertible notes (Note 7)	65,059	—

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	1,921	$19	$191,535	$(137,988)	$53,566
Shares issued for:
Cash, net of offering costs	828	9	15,785	—	15,794
Vesting of restricted share units	4	—	(131)	—	(131)
Share-based compensation expense	—	—	3,490	—	3,490
Net income (loss)	—	—	—	(62,013)	(62,013)
Balance at June 30, 2024	2,753	$28	$210,679	$(200,001)	$10,706
Shares issued for:
Cash, net of offering costs	2,254	22	7,880	—	7,902
Warrants, net of issuance costs	—	—	1,502	—	1,502
Shares issued in debt exchange:
Debt exchange, net of issuance costs	13,587	136	56,962	—	57,098
Common stock, net of issuance costs	1,408	14	4,362	—	4,376
Warrants, net of issuance costs	—	—	7,639	—	7,639
Vesting of restricted share units	16	—	(178)	—	(178)
Share-based compensation expense	—	—	2,099	—	2,099
Convertible note derivative liability reclassification	—	—	3,601	—	3,601
Net income (loss)	—	—	—	(31,555)	(31,555)
Balance at June 30, 2025	20,018	$200	$294,546	$(231,556)	$63,190

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company and Summary of Significant Accounting Policies

Nature of Business

5E Advanced Materials, Inc. (“5E,” or the “Company”) is a development stage company focused on becoming a vertically integrated global leader and supplier of refined borates and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. The Company’s business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of borates, calcium-based co-products, potentially other byproducts such as lithium carbonate, to downstream boron advanced material processing and development. The Company holds 100% of the rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California through its wholly owned subsidiary 5E Boron Americas LLC (formerly Fort Cady (California) Corporation (“5EBA”)). The Project is underpinned by a boron reserve and lithium resource, with the boron being contained in a conventional boron mineral known as colemanite. In 2022, the Company’s facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. The Company is currently operating its small-scale facility (the “SSF”) at the Project, which provides data and information necessary for the Company to ultimately establish a commercial-scale facility at the Project.

Reorganization Scheme

5E acquired all of the issued and outstanding shares of American Pacific Borates Limited (“ABR”), the Company’s Australian predecessor and wholly owned subsidiary, pursuant to a Scheme of Arrangement (“Scheme”) under Australian law, which was approved by ABR’s shareholders on December 2, 2021, and the Supreme Court of Western Australia on February 24, 2022. As part of the Scheme, 5E became the parent company of ABR and changed its place of domicile from Australia to the State of Delaware in the United States, effective on March 8, 2022.

In accordance with the Scheme, all ordinary shares of ABR have been transferred to 5E and pursuant to the Scheme, the Company issued to the shareholders of ABR, either one share of its common stock, par value $0.01 (the “Common Stock”) for every ten ordinary shares of ABR or one CHESS Depositary Interest (“CDI”) of its common stock for every one ordinary share of ABR, in each case, as held on the Scheme record date. The Company maintains an Australian Stock Exchange (“ASX”) listing for its CDIs, with each CDI representing 1/10th of a share of Common Stock. Holders of CDIs are able to trade their CDIs on the ASX under the symbol “5EA” and holders of shares of the Company’s Common Stock are able to trade their shares on Nasdaq under the symbol “FEAM.” All share and per share data presented in the consolidated financial statements is presented on the basis of the Company’s Common Stock.

2024 Out-of-Court Restructuring

On November 9, 2023, the Company entered into a standstill agreement (the “Standstill Agreement”) with Bluescape Special Situations IV (“Bluescape”), Alter Domus (US) LLC (the “Collateral Agent”), Ascend Global Investment Fund SPC for and on behalf of Strategic SP, and Mayfair Ventures Pte Ltd in connection with the Company’s then outstanding 4.50% senior secured convertible notes (the “Original Convertible Notes”). Pursuant to the Standstill Agreement, Bluescape and the Collateral Agent agreed to not exercise their respective rights, remedies, powers, privileges, and defenses under a note purchase agreement, dated August 11, 2022 (the “Note Purchase Agreement”) with respect to the occurrence of any default or event of default, and all parties to the Standstill Agreement agreed to forbear from instituting or pursuing legal action with respect to the Original Convertible Notes. The Standstill Agreement also temporarily allowed the Company to go below its then enforceable cash covenant of $10 million.

On December 1, 2023, the effectiveness of the Standstill Agreement was extended from December 1, 2023 to December 5, 2023 at which point the Company entered into a restructuring support agreement (the “2023 Restructuring Support Agreement”) with Bluescape, the Collateral Agent, and Ascend Global Investment Fund SPC for and on behalf of Strategic SP in connection with certain restructuring transactions with respect to the Company’s capital structure, including the Company’s Original Convertible Notes. Pursuant to the 2023 Restructuring Support Agreement, the parties agreed to implement the restructuring transactions either as an out-of-court restructuring (the “2024 Out-of-Court Restructuring”) or an in-court restructuring under voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in a United States Bankruptcy Court (the “Bankruptcy Court”).

On January 12, 2024, the Company held a special meeting of stockholders (the “2024 Special Meeting”) where the Company’s stockholders approved the 2024 Out-of-Court Restructuring, including (i) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s Common Stock from 180,000,000 to 360,000,000, (ii) the issuance of up to $35 million of Common Stock at a price of $23.575 per share (the “2024 Securities Offering”) to Ascend Global Investment Fund SPC for and on behalf of Strategic SP and Bluescape, if Bluescape decided to exercise its option to participate in the Securities Offering, and (iii) the issuance of additional shares of the Company’s Common Stock upon conversion of the Original Convertible Notes in connection with an amendment to the Note Purchase Agreement.

In accordance with the results from the 2024 Special Meeting, during January 2024, the Company issued Common Stock in two separate transactions that resulted in net proceeds to the Company of approximately $15.8 million (as further described in Note 10–Equity) and entered into an amended and restated note purchase agreement (the “January 2024 Amended and Restated Note Purchase Agreement,” as further described in Note 7–Debt), which completed the 2024 Out-of-Court Restructuring.

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

The Charter Amendment did not affect the number of authorized shares of Common Stock or the par value of each share of Common Stock. The number of CDIs in respect of the Company’s shares of Common Stock outstanding immediately prior to the effectiveness of the Reverse Stock Split was proportionately reduced by the final split ratio, subject to rounding. The 1:10 share-to-CDI ratio was not affected by the Reverse Stock Split.

No fractional shares of Common Stock or CDIs were issued as a result of the Reverse Stock Split. Holders of Common Stock who otherwise would have been entitled to receive a fractional share of Common Stock in connection with the Reverse Stock Split received a cash payment in lieu thereof.

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

These notes to the consolidated financial statements and the accompanying consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

Debt Exchange and Related Agreements

On January 14, 2025, the Company entered into a restructuring support agreement (the “2025 Restructuring Support Agreement”) with Bluescape, Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC, for and on behalf of Strategic SP (together with Meridian, “Ascend”) in connection with certain restructuring and recapitalization transactions with respect to the Company’s capital structure (collectively the “Exchange Transaction”), including the Company’s Convertible Notes (as defined in Note 7–Debt) issued pursuant to the Amended and Restated Note Purchase Agreement (as defined in Note 7–Debt) by and among the Company, Bluescape, Ascend, the guarantors from time to time party thereto and the Collateral Agent.

Pursuant to the 2025 Restructuring Support Agreement, the parties agreed to implement the Exchange Transaction either as an:

•
Out-of-Court Restructuring: Subject to the satisfaction of customary conditions, including approval by the Company’s stockholders, a recapitalization through, among other things:
(i)
pursuant to an Exchange Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “Exchange Agreement”), the issuance of an aggregate of 13,586,524 shares of the Company’s Common Stock, to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes (as defined in Note 7-Debt) (the “Exchange”);
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
(iii)
pursuant to the January 2025 Subscription Agreement, the issuance by the Company to Ascend and Bluescape of warrants with a one-year term (the “Restructuring Warrants”) to purchase an aggregate number of shares of Common Stock represented by up to $20.0 million divided by the Subscription Price, at a price per share equal to the Subscription Price; and
(iv)
pursuant to a Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025 among the Company, Ascend and Bluescape (the “IRRA”), the right of each of Ascend and Bluescape to designate two directors to serve on the Company’s Board following the consummation of the Exchange Transaction for so long as such party beneficially owns 25% of the Company’s Common Stock and one director to serve on the Company's Board for so long as such party beneficially owns 10% of the Company's Common Stock (clauses (i) through (iv), together, the “2025 Out-of-Court Restructuring”); or
•
In-Court Restructuring: To the extent that the terms of or the conditions precedent to the 2025 Out-of-Court Restructuring could not be timely satisfied or waived, the Company would file voluntary pre-packaged cases under chapter 11 of title 11 of the United States Code in the Bankruptcy Court pursuant to a pre-packaged plan of reorganization (the “Pre-Packaged Chapter 11 Plan”) pursuant to which, among other things, all existing equity interests of the Company would be extinguished, with Ascend and Bluescape each owning their respective pro rata share of 100% of the new equity interests in the Company upon the effective date of the Pre-Packaged Chapter 11 Plan (the “In-Court Restructuring”). The 2025 Restructuring Support Agreement further provided that Ascend and Bluescape would provide a $10.0 million debtor-in-possession financing facility pursuant to a debtor-in-possession credit agreement to be agreed upon by the parties and, as necessary, approved by the Bankruptcy Court.

On March 4, 2025, at a special meeting of stockholders, the Company’s stockholders voted in favor of the 2025 Out-of-Court Restructuring, and on March 5, 2025 the Exchange was completed and resulted in 13,586,524 shares of the Company’s Common Stock issued to Bluescape and Ascend, the termination of the Amended and Restated Note Purchase Agreement (as defined in Note 7–Debt) and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement (as defined in Note 7–Debt).

On March 13, 2025, pursuant to the January 2025 Subscription Agreement, the Company issued and sold an aggregate of 1,408,173 shares of Common Stock to Bluescape and Ascend, at a Subscription Price of $3.5507 per share for aggregate net proceeds of $4.9 million (the “March 2025 Subscription”). Also pursuant to the January 2025 Subscription Agreement, the Company issued Restructuring Warrants to purchase up to an aggregate of 5,632,692 shares of Common Stock to Bluescape and Ascend. The Restructuring Warrants are immediately exercisable and expire on March 13, 2026, and have an exercise price per share equal to the Subscription Price.

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

Although the August 2024 Equity Offering (as further described and defined in Note 10–Equity) provided net cash proceeds of approximately $3.0 million, the issuance of the September 2024 Notes and January 2025 Notes (each as further described and defined in Note 7–Debt) provided aggregate net cash proceeds of approximately $10.2 million, the March 2025 Subscription provided net cash proceeds of approximately $4.9 million, the May 2025 Equity Offering (as further described and defined in Note 10–Equity provided net cash proceeds of approximately $6.4 million (inclusive of costs that remained payable by the Company as of June 30, 2025), and the August 2025 Equity Offering (as further described and defined in Note 16–Subsequent Events provided proceeds to the Company before costs payable by the Company of approximately $8.3 million, each of which improved the Company’s cash position, and while the Company continues to operate under a business plan that includes reductions in certain spending, management anticipates the need for additional financing within the next twelve months to maintain its operations. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these consolidated financial statements. Therefore, there exists substantial doubt regarding the Company's ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations, the Company will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects.

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

Basis of Consolidation

The consolidated financial statements comprise the financial statements of 5E and its wholly owned subsidiaries, ABR, and 5EBA. In preparing the consolidated financial statements, all intercompany balances and transactions, income and expenses and profit and losses resulting from intra-company transactions have been eliminated.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Items that are subject to such estimates and assumptions include, but are not limited to, estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, estimation of future costs, useful life, and discount rates used to calculate the asset retirement obligations (“ARO”), assumptions used to value the embedded conversion option of the Convertible Notes (as further defined and described in Note 7–Debt), and fair value of stock-based compensation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.

Segment Information

The Company has evaluated how it is organized and managed and has identified only one reportable business segment, which is the development of the Project. All of the Company’s operations and assets are located in the United States. The operating results of the Company’s single reportable segment are evaluated by the Company’s Chief Executive Officer, who has been determined to be the Company’s Chief Operating Decision Maker (“CODM”), to make key operating decisions, such as the allocation of resources and the evaluation of operating segment performance. The primary measure of profit and loss evaluated by the Company’s CODM for its single reportable segment is consolidated net income. Consolidated net income, total assets, cash flows and all significant segment expense items are presented in the Company’s consolidated financial statements and notes to the consolidated financial statements.

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

Debt Issue Costs

Costs incurred in connection with the issuance of debt are recorded as a reduction of the related debt and are amortized to interest expense over the life of the debt. Upon the extinguishment of the related debt, any remaining unamortized debt issue costs are written-off.

Capitalized Interest

The Company capitalizes a portion of its interest expense incurred on its Convertible Notes (as further described and defined in Note 7-Debt). The amount capitalized is determined by multiplying the amount of interest expense incurred during the reporting period by the ratio of amounts capitalized to construction in progress with respect to the principal amount of Convertible Notes outstanding, and is limited to actual interest costs incurred during the period. The accumulated construction in progress balances included in the capitalized interest calculation begin when the costs are incurred and end when the asset is either placed into service or written off. Capitalized interest costs are then depreciated over the life of the related asset.

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

The Company uses a Black-Scholes option valuation model to determine the grant date fair value of employee stock options which uses Level 2 inputs. See Note 11–Share-Based Compensation for a description of the inputs used. The Company uses a binomial lattice model to determine the fair value of its Convertible Notes and related Convertible Note Derivative, which uses Level 2 and Level 3 inputs, respectively. See Note 7–Debt and Note 8–Convertible Notes Derivatives, respectively, for a description of the inputs used.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity when acquired of three months or less. As of June 30, 2025 and 2024, cash and cash equivalents consisted of $3.8 million and $4.9 million, respectively, of funds held in bank accounts with financial institutions in the United States.

Mineral Rights and Properties and Exploration and Evaluation Costs

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash consideration.

Exploration and evaluation costs are classified as project expenses and expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced, development costs related to such reserves and incurred after such determination will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies. Upon commencement of commercial production from the proposed commercial-scale facility, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.

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

Asset Retirement Obligations

The Company’s mining, construction, exploration and development activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the related asset is removed from service. If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities, plug and abandon wells and neutralize the ore body after the completion of mining operations can be made, the Company records an asset retirement obligation liability (an “ARO”) on its consolidated balance sheet and capitalizes the present value of the asset retirement cost in mineral rights and properties.

In general, the amount of the initial recorded ARO and the costs capitalized will equal the estimated future costs to satisfy the abandonment obligation assuming normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using the Company’s credit adjusted risk-free rate. After recording these amounts, the ARO is accreted to its future estimated value and the original capitalized costs are amortized using the straight line method over the estimated life of the related asset. Accretion of the liability is included in project expenses in the statement of operations and the amortization of the original capitalized costs are included in depreciation and amortization expense in the Company’s statement of operations (See Note 2–Mineral Rights and Properties, Net and Note 5–Asset Retirement Obligations).

For activities that do not qualify for asset capitalization, the costs associated with the obligation are charged to expense. Environmental compliance costs related to maintaining the existing permits are expensed in the period incurred.

Certain asset retirement obligations are secured by either certificate of deposits or surety bonds held for the benefit of the state of California or United States Environmental Protection Agency in amounts determined by applicable federal and state regulatory agencies. Reclamation bond deposits as of June 30, 2025 and 2024 were $1.5 million and $311 thousand, respectively.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, the Convertible Notes, vehicle notes, and accounts payable and accrued liabilities. Management believes the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these instruments, due to their short-term nature, with the exception of the Convertible Notes and vehicle notes, approximate their carrying value. See Note 8–Convertible Notes Derivatives for fair value information related to the Convertible Notes.

Share-Based Compensation

The fair value of share-based compensation awards is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period, with a corresponding increase in additional paid-in capital. The Company does not estimate the potential for forfeiture of share-based compensation awards when determining the fair value of awards on the grant date. In the case of a share-based compensation award that is either canceled or forfeited prior to vesting, the amortized expense associated with the unvested award is reversed.

Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share includes certain adjustments to basic net loss per share for income and to common shares outstanding for common stock equivalents and convertible instruments. See Note 12–Earnings (Loss) Per Common Share for details of any such adjustments.

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

Legal costs incurred in connections with loss contingencies are generally expensed when incurred as general and administrative costs.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosure requirements, including significant segment expenses and interim disclosures. The guidance allows for disclosure of multiple measures of a segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by ASU 2023-07 and all existing disclosures required by the existing segment disclosure guidance. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments are to be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2023-07 effective June 30, 2025, and applied its provisions retrospectively to all periods presented in its consolidated financial statements (refer to Segment Information above for additional information).

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state, and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company plans to adopt ASU 2023-09 effective for its fiscal year ended June 30, 2026.

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

Mineral rights and properties, net consisted of the following at the end of each period presented.

	June 30,	June 30,
	2025	2024
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $66 and $44 as of June 30, 2025 and June 30, 2024, respectively(1)	455	336
Mineral rights and properties, net	$7,735	$7,616
(1)
Represents the carrying value of capitalized costs associated with asset retirement obligations, as discussed in Note 5–Asset Retirement Obligations.

3. Construction in Progress

Construction in progress represents the equipment which has been acquired and is not in use, payments for design, engineering, and construction and installation services in relation to the development of the Project, and any amounts of interest that have been capitalized related to such balances. During the fourth fiscal quarter of 2024, the Company placed the SSF and its related injection and recovery wells, equipment and facilities into operation and therefore transferred approximately $75.9 million previously recorded as construction in progress to property plant and equipment. As of June 30, 2025, the amounts that continue to be reported as construction in progress relate to costs incurred in connection with the proposed commercial-scale facility.

Construction in progress consisted of the following at the end of each period presented.

	June 30,	June 30,
	2025	2024
	(in thousands)
Engineering services and vendor testing	$2,525	$608
Injection and recovery wells	374	—
Buildings	66	—
Capitalized interest	85	—
Total construction in progress	$3,050	$608

4. Properties, Plant and Equipment, Net

During the fourth fiscal quarter of 2024, the Company placed the SSF and its related injection and recovery wells, equipment and facilities into operation and therefore transferred approximately $75.9 million previously recorded as construction in progress to property plant and equipment. This amount represents the engineering services, equipment and construction costs related to the SSF and its related facilities, including any amounts of interest that were capitalized thereon. This amount was categorized into small-scale facility, injection and recovery wells, buildings and other plant and equipment, as appropriate. The Company intends to operate the SSF until we advance to the commercial construction stage for our proposed commercial facility, and therefore assigned a corresponding useful life. The useful life of the injection and recovery wells was based on their estimated productive life. The other assets placed into service will be depreciated in accordance with the Company’s established estimated useful life policy.

Properties, plant and equipment, net consisted of the following at the end of each period presented.

	Depreciation	Estimated useful	June 30,	June 30,
Asset category	method	life (in years)	2025	2024
			(in thousands)
Land	N/A	—	$1,533	$1,533
Small-scale facility — plant	Straight-line	3.75	69,313	69,619
Injection and recovery wells	Straight-line	5	6,134	6,134
Buildings	Straight-line	7-15	979	979
Vehicles	Straight-line	3-5	305	345
Other plant and equipment	Straight-line	5-10	754	729
			79,018	79,339
Less accumulated depreciation			(25,360)	(5,467)
Properties, plant and equipment, net			$53,658	$73,872

The Company recognized depreciation expense of approximately $19.9 million and $5.2 million for the years ended June 30, 2025 and 2024, respectively. Included in depreciation expense was amortization related to asset retirement costs (refer to Note 2–Mineral Rights and Properties, Net) of approximately $22 thousand and $21 thousand for the years ended June 30, 2025 and 2024, respectively.

5. Asset Retirement Obligations

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of water monitoring, injection and recovery wells, surface reclamation and neutralization of the ore body at the end of mining operations. The following table provides a reconciliation of the Company’s asset retirement obligations for the period presented.

Year ended
June 30, 2025
(in thousands)
Asset retirement obligation — beginning of period	$795
Obligation incurred during the period	23
Revisions to previous estimates(1)	118
Accretion	80
Asset retirement obligation — end of period	$1,016
(1)
Revisions represent the net adjustment primarily related to updated estimates for the timing of when the SSF will be abandoned and reclaimed, which was offset to a lesser extent by reductions in the estimated costs to perform such activities.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	June 30,	June 30,
	2025	2024
	(in thousands)
Accounts payable - trade(1)	$893	$854
Accrued expenses	841	603
Accrued capital expenditures	3,529	3,309
Accrued payroll	866	2,263
Accrued interest	—	2,496
Income taxes payable - federal	179	—
Current portion of debt	44	42
Accounts payable and accrued liabilities	$6,352	$9,567
(1)
Includes $110 thousand and $235 thousand related to construction in progress or property, plant and equipment as of June 30, 2025 and 2024, respectively.

7. Debt

Long Term Debt

Long-term debt consisted of the following at the end of each period presented.

	June 30,	June 30,
	2025	2024
	(in thousands)
August 2022 notes	$—	$65,671
June 2024 notes	—	6,000
September 2024 notes	—	—
January 2025 notes	—	—
Vehicle notes payable	66	108
Total debt	66	71,779
Current portion of debt	44	42
Long-term debt	22	71,737
Unamortized convertible note discount	—	(4,035)
Unamortized debt issuance costs	—	(2,871)
Long-term debt, net	$22	$64,831

Interest Expense

Interest expense consisted of the following for each period presented.

	Year ended June 30,
	2025	2024
	(in thousands)
Convertible notes interest	$5,441	$5,068
Vehicle notes interest	4	5
Amortization of debt issuance costs and discount — convertible notes	1,095	3,481
Other interest	—	19
Gross interest expense	6,540	8,573
Less: amount capitalized to construction in progress	85	2,374
Interest expense, net of amounts capitalized	$6,455	$6,199

Effective interest rate — convertible notes(1)	13.2%	17.9%

(1)
The effective interest rate represents a weighted-average interest rate applicable for the respective period, for the period of time which the Convertible Notes (as defined below) were outstanding. Interest expense utilized in the calculation is based upon the gross interest expense in the table above, and the principal balance utilized in the calculation is based on the ending net long-term debt applicable to each interest period inclusive of unamortized debt issuance costs and discount, changes in the principal balance resulting from the issuance of any Convertible Notes, interest paid-in-kind and any adjustments resulting from the Amended and Restated Note Purchase Agreement (as defined below).

Convertible Notes - Background

On August 11, 2022, the Company executed a $60.0 million private placement of senior secured convertible notes (the “August 2022 Notes”) with Bluescape, which were secured by substantially all of the Company’s assets. The August 2022 Notes bore interest at an annual rate of 4.5% if paid in cash, and 6.0% if paid through the issuance of additional notes. Interest was paid semi-annually on February 15 and August 15 of each year. The August 2022 Notes contained a financial covenant requiring the Company to maintain a cash balance of at least $10 million. Prior to fiscal year 2024, the Company elected to issue additional notes as payment for approximately $1.7 million of interest accrued on the August 2022 Notes during the period from issuance through June 30, 2023.

On August 15, 2023, the Company elected to issue additional notes as payment for approximately $1.9 million of interest accrued on the August 2022 Notes during the period from February 16, 2023 through August 15, 2023.

On January 18, 2024 (the “Modification Date”), the Company entered into an amended and restated note purchase agreement (the “January 2024 Amended and Restated Note Purchase Agreement”) which modified certain terms of the August 2022 Notes, including (i) to extend the maturity date of the August 2022 Notes to August 15, 2028, (ii) a reduction to the conversion rate applicable to the August 2022 Notes, (iii) fifty percent (50%) of the outstanding August 2022 Notes being acquired by Ascend, (iv) increasing the annual interest rate to 10.0% if future interest was paid through the issuance of additional notes, and (v) waiver of the minimum cash covenant through June 28, 2024 and reduction in amount to $7.5 million.

On February 15, 2024, the Company elected to issue additional notes as payment for approximately $2.1 million of interest accrued on the August 2022 Notes during the period from August 16, 2023 through February 15, 2024.

On May 28, 2024, the Company entered into a second amendment (“Amendment No. 2”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the August 2022 Notes, as amended, in an aggregate principal amount of $6.0 million (the “June 2024 Notes”) to Bluescape and Ascend, (ii) a waiver of the minimum cash covenant through December 31, 2024, and (iii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 2 (the “May 2024 Amended and Restated Note Purchase Agreement”).

On August 15, 2024, the Company elected to issue additional notes as payment for approximately $3.4 million of interest accrued on the August 2022 Notes during the period from February 16, 2024 through August 15, 2024, and on the June 2024 Notes during the period from issuance through August 15, 2024.

On September 16, 2024, the Company entered into a third amendment (“Amendment No. 3”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the June 2024 Notes, in an aggregate principal amount of $6.0 million (the “September 2024 Notes”) to Bluescape and Ascend, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 3 (the “September 2024 Amended and Restated Note Purchase Agreement”).

On January 14, 2025, the Company entered into a fourth amendment (“Amendment No. 4”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the September 2024 Notes, in an aggregate principal amount of $5.0 million (the “January 2025 Notes” and, together with the August 2022 Notes, the June 2024 Notes and the September 2024 Notes, the “Convertible Notes”) to Bluescape and Ascend, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 4 (as amended, the “Amended and Restated Note Purchase Agreement”). The Amended and Restated Note Purchase Agreement also extended the date to which the Company must comply with a financial covenant for the Company to maintain a cash balance of at least $7.5 million from December 31, 2024 to March 31, 2025 (the “Minimum Cash Covenant”). Concurrently with the execution of Amendment No. 4, the Company entered into the 2025 Restructuring Support Agreement, and other related agreements, as discussed in Note 1–Description of Company and Summary of Significant Accounting.

On February 17, 2025, the Company elected to issue additional notes as payment for approximately $4.0 million of interest accrued on the August 2022 Notes and June 2025 Notes during the period from August 15, 2024 through February 15, 2025, and on the September 2024 Notes and January 2025 Notes during the period from their respective issuance through February 15, 2025.

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

As discussed in Note 1–Description of Company and Summary of Significant Accounting, on March 4, 2025, at a special meeting of stockholders, the Company’s stockholders voted in favor of the 2025 Out-of-Court Restructuring, and on March 5, 2025 the Exchange was completed and resulted in 13,586,524 shares of the Company’s Common Stock issued to Bluescape and Ascend, the termination of the Amended and Restated Note Purchase Agreement and related Minimum Cash Covenant, and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement.

Convertible Notes - Conversion Terms

Prior to entering into the January 2024 Amended and Restated Note Purchase Agreement, the Company had the right to convert the Convertible Notes, including interest paid-in-kind, into shares of the Company’s Common Stock based upon the

Company’s Common Stock trading above certain threshold prices at certain dates. However, in connection with the January 2024 Amended and Restated Note Purchase Agreement, the Company’s ability to convert the Convertible Notes and force conversion into Common Stock was eliminated.

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

The Conversion Rate applicable to the June 2024 Notes and September 2024 Notes was subject to adjustment if, after the issuance date of such notes and on or prior to December 31, 2024, the Company sold Common Stock or any other equity-linked securities in one or more transactions at an effective price per share that was less than the respective conversion price then in effect, subject to certain exemptions (a “Degressive Issuance”). In the event of a Degressive Issuance, the Conversion Rate applicable to the respective Convertible Notes was subject to adjustment based on the weighted average issuance price of the securities sold in such Degressive Issuance, as set forth in the Amended and Restated Note Purchase Agreement. As part of the August 2024 Equity Offering (as further described and defined in Note 10–Equity), a Degressive Issuance provision applicable to the June 2024 Notes resulted in an adjustment to the Conversion Rate applicable only to the June 2024 Notes. A Degressive Issuance did not occur with respect to the September 2024 Notes prior to the expiration of such feature on December 31, 2024.

During the period over which the Convertible Notes were outstanding, and prior to the Exchange, no holder of Convertible Notes elected to convert such Convertible Notes into the Company’s Common Stock.

Convertible Notes – Derivatives

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

Convertible Notes – Fair Value

Fair value and carrying value information for the Convertible Notes as of June 30, 2024 follows. There were no Convertible Notes outstanding as of June 30, 2025.

		Unamortized Debt	Net Liability
	Principal	Discount and	Carrying	Fair Value
	Amount	Issuance Costs	Amount	Amount		Leveling
As of June 30, 2024	(in thousands)
August 2022 Notes	$65,671	$(2,336)	$63,335	$63,289		Level 2
June 2024 Notes	6,000	(4,570)	1,430	1,942	(1)	Level 2
	$71,671	$(6,906)	$64,765	$65,231
(1)
The reported fair value of the convertible note relates only to the debt component of such security and excludes the fair value associated with the related convertible note derivative that has been bifurcated and accounted for separately. Refer to Note 8–Convertible Note Derivatives for fair value information related to the Convertible Note Derivatives.

The fair value model for the Convertible Notes and related Convertible Note Derivatives requires the input of subjective assumptions including expected share price volatility, risk-free interest rate and debt rate. Changes in the input assumptions as well as the Company's underlying share price can materially affect the fair value estimates. Changes in the reported fair value of the Convertible Notes between periods are not recognized in net income and therefore have no effect on reported net income (loss).

The significant assumptions used in the fair value model for the Convertible Notes and related Convertible Note Derivatives include the following, with changes in volatility, debt rate and stock price having the most significant impact on the related fair values.

						Jun. 11,	Jan. 18,
			Sep. 16, 2024			2024	2024
	Dec. 31, 2024		(Sep. 2024 Notes)	Jun. 30, 2024		(Jun. 2024 Notes)	(Modification)
Risk-free interest rate	4.4%		3.4%	4.5%		4.5%	4.1%
Volatility	60.0%		60.0%	50.0%		55.0%	55.0%
Debt rate	21.6% - 32.6%	(1)	23.7%	28.7% - 36.7%	(2)	36.3%	25.3%
Stock price per share	$14.72		$11.50	$27.83		$33.12	$27.72
(1)
Debt rates of 24.5%, 32.6% and 21.6% were utilized in the valuation of the August 2022 Notes, June 2024 Notes and September 2024 Notes, respectively.
(2)
Debt rates of 28.7% and 36.7% were utilized in the valuation of the August 2022 Notes and June 2024 Notes, respectively.

January 2024 Convertible Notes – Loss on Extinguishment

For accounting purposes, the modification of the terms of the Convertible Notes in connection with the January 2024 Amended and Restated Note Purchase Agreement was evaluated and determined to be representative of an in-substance extinguishment of the Convertible Notes outstanding at that date, and establishment of new debt, primarily due to the significance of the changes to the terms of the conversion features. As a result, the Company wrote-off the remaining principal, accrued interest, unamortized discount and debt issuance costs associated with the prior debt on the Modification Date and recognized the modified debt on the balance sheet at its fair value of $65.2 million. The fair value of the modified debt was determined utilizing a binomial lattice model, and the significant inputs to such model are described in more detail in the table under the heading Convertible Notes – Fair Value within this footnote. The difference in value between the prior debt and the modified debt resulted in a loss on extinguishment of debt of $21.0 million, the calculation of which is summarized in the following table.

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

March 2025 Convertible Notes – Debt Exchange

The Exchange Transaction described in Note 1–Description of Company and Summary of Significant Accounting, was evaluated for accounting purposes, and determined to constitute a single transaction that was accounted for as a troubled debt restructuring. The Exchange Transaction is considered a troubled debt restructuring as the Company was experiencing financial difficulty at the time of the transaction and the noteholders granted a concession to the Company. A concession was determined to be granted to the Company, as the fair value of equity interests received by the noteholders was less than the net carrying value of the long-term debt on such date.

In accordance with the accounting for troubled debt restructurings, the Company derecognized the remaining principal, accrued interest, unamortized discount and debt issuance costs associated with the Convertible Notes upon the effectiveness of the

Exchange Transaction, and recognized the equity interest issued to the noteholders at fair value, less issuance costs paid. Refer to Note 10–Equity, for information related to the determination of fair value of the equity interests issued and issuance costs paid. The difference in value between the prior debt and the fair value of the equity interest issued, less proceeds received by the Company in the Exchange Transaction, resulted in a gain on extinguishment of debt of approximately $17.3 million, the calculation of which is summarized in the following table.

Year ended June 30, 2025
(in thousands)
Values exchanged in debt exchange, at fair value
Equity interests, at fair value	$70,059
Cash proceeds received	(5,000)
Net value exchanged for extinguishment of debt	$65,059

Convertible notes on extinguishment date
Principal	$90,112
Accrued interest	497
Unamortized convertible notes discount	(5,109)
Unamortized debt issuance costs	(3,108)
Net long-term debt derecognized	$82,392

Gain (loss) on extinguishment of debt	$17,333

The gain on extinguishment of debt decreased basic loss per share of Common Stock for the year ended June 30, 2025, by $2.17.

8. Convertible Notes Derivatives

The June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative, each which relate to the June 2024 Notes and September 2024 Notes, respectively, described in Note 7–Debt, were valued upon initial recognition and at each reporting period at fair value using a with-and-without methodology utilizing a binomial lattice model (a model which utilizes Level 3 fair value inputs).

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

Changes in the fair value between periods were recognized in Derivative gain (loss) in the statement of operations but had no related impact on the Company’s cash position or cash flows. The provision that resulted in separate accounting for the June 2024 Convertible Note Derivative began June 11, 2024 in connection with the issuance of the June 2024 Notes, and on September 16, 2024 for the September 2024 Convertible Note Derivative in connection with the issuance of the September 2024 Notes. Each of these provisions expired on December 31, 2024, and accordingly, the Convertible Note Derivatives were derecognized and the remaining fair values were transferred to additional paid-in capital.

The components of changes to the fair value of the Convertible Note Derivatives for the periods presented is summarized below.

Derivative
(Asset)/Liability
(in thousands)
Convertible note derivative (asset) liability — June 30, 2023	$—
Additions, at fair value, June 11, 2024	4,064
Fair value adjustment (gain) loss	(749)
Convertible note derivatives (asset) liability — June 30, 2024	3,315
Additions, at fair value, September 16, 2024	1,643
Fair value adjustments (gain) loss, net	(1,357)
Reclassified to additional paid-in capital, at fair value	(3,601)
Convertible note derivatives (asset) liability — June 30, 2025	$—

9. Financial Instruments and Fair Value Measurements

At June 30, 2025, cash equivalents as well as trade and other payables approximated their fair value due to their short-term nature. The Company’s financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1. The Convertible Notes and Convertible Note Derivatives were classified as Level 2 and Level 3, respectively, while outstanding. Fair value disclosures related to the Convertible Notes and the reconciliation of changes in the fair value of the Convertible Note Derivatives can be found in Note 7–Debt and Note 8–Convertible Note Derivatives, respectively.

10. Equity

The Company is authorized to issue up to 360,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value, $0.01 per share. The Company has no outstanding shares of preferred stock.

2024 Out-of-Court Restructuring

On January 18, 2024, as part of the 2024 Out-of-Court Restructuring, and pursuant to a subscription agreement with Ascend, dated December 5, 2023 and an amended and restated subscription agreement with 5ECAP LLC (“5ECAP”), dated January 18, 2024 (the “5ECAP Subscription Agreement”), the Company issued (i) 233,298 shares of Common Stock to Ascend at a price of $23.575 per share, which shares included the placement fee to Ascend in shares of Common Stock and (ii) 233,298 shares of Common Stock to 5ECAP at a price of $23.575 per share, which shares included the placement fee to 5ECAP in shares of Common Stock. Then, on January 29, 2024, also as part of the 2024 Out-of-Court Restructuring and pursuant to the 5ECAP Subscription Agreement, the Company issued an additional 361,611 shares of Common Stock to 5ECAP at a price of $23.575 per share. These transactions resulted in net proceeds to the Company of $15.8 million.

August 2024 Equity Offering

On August 27, 2024, the Company completed an offering (the “August 2024 Equity Offering”) of (i) 231,884 shares (the “Shares”) of Common Stock, (ii) Series A warrants to purchase up to an aggregate of up to 231,885 shares of Common Stock (the “Series A Warrants”) and (iii) Series B warrants to purchase an aggregate of 231,885 shares of Common Stock (the “Series B Warrants”, and collectively with the Series A Warrants, the “2024 Warrants”). The Shares and 2024 Warrants were offered and sold on a combined basis for consideration equating to $17.25 for one Share and two 2024 Warrants. This transaction resulted in net proceeds to the Company of approximately $3.0 million after deducting the placement agent’s fees and other offering expenses. The aggregate net proceeds and issuance costs associated with the August 2024 Equity Offering were allocated to the Shares and 2024 Warrants based upon the relative fair value of such items on the offering date, which resulted in approximately $1.5 million allocated to the Shares and $1.5 million allocated to the 2024 Warrants.

Convertible Notes Derivatives

On December 31, 2024, the provisions that resulted in separate accounting for the Convertible Notes Derivatives expired, and accordingly, the Convertible Note Derivatives were derecognized and the remaining aggregate fair value of approximately $3.6 million was transferred to additional paid-in capital. Refer to Note 8–Convertible Notes Derivatives, for additional details.

Debt Exchange Transaction

As further described in Note 1–Description of Company and Summary of Significant Accounting and Note 7–Debt, the Exchange Transaction resulted in (i) the issuance of 13,586,524 shares of Common Stock issued in the Exchange for the termination of the Amended and Restated Note Purchase Agreement and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement, (ii) the issuance of 1,408,173 shares of Common Stock for an aggregate purchase price of $5.0 million in the March 2025 Subscription, and (iii) the issuance of Restructuring Warrants with a one-year term to purchase an aggregate 5,632,692 shares of Common Stock. For accounting purposes, and as described in Note 7–Debt, the Exchange Transaction was determined to constitute a single transaction accounted for as a troubled debt restructuring. As such, the equity interests issued in the Exchange Transaction were recognized in shareholders’ equity at fair value on their respective issuance dates, less issuance costs incurred, which were allocated based upon the relative fair value of the underlying equity interests. The table below summarizes the method by which fair value was determined, the fair value, the allocation of transaction costs incurred, and net amounts recognized in shareholders’ equity for each equity interest issued in the Exchange Transaction.

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

May 2025 Equity Offering

On May 12, 2025 and May 13, 2025, the Company entered into subscription agreements to issue and sell an aggregate of 1,984,709 shares of its Common Stock at a price of $3.55 per share (collectively, the “May 2025 Subscription”). In connection with the May 2025 Subscription, the Company also issued 37,042 shares of its Common Stock as an advisory fee. The May 2025 Subscription closed on May 15, 2025 and resulted in aggregate net proceeds to the Company of approximately $6.4 million after deducting fees and other offering expenses payable by us (inclusive of costs that remained payable by the Company as of June 30, 2025).

Vesting of Equity Awards

During the years ended June 30, 2025 and 2024, the Company issued approximately 16 thousand shares and 4 thousand shares of its Common Stock, respectively, upon the vesting of equity awards. The vesting events did not result in any cash proceeds to the Company.

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

The 2024 Warrants and Restructuring Warrants (collectively, the “Warrants”) contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. The Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the respective warrant agreement), including the right of the holder thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Common Stock in such fundamental transaction in the amount of the Black Scholes value (as described in the respective warrant agreement) of the unexercised portion of the Warrants on the date of the consummation of such fundamental transaction. The Warrants include cashless exercise rights to the extent the resale of the shares of Common Stock underlying the Warrants is not registered under the Securities Act.

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

As a result of the August 2024 Equity Offering, the Company was precluded from utilizing the ATM Program for one year following the closing of the offering, and as a result approximately $410,000 of costs previously capitalized for the ATM Program were written-off to general and administrative expense during the year ended June 30, 2025. On August 14, 2025, the Equity Distribution Agreement was terminated pursuant to the terms therein. The Company is not subject to any termination penalties related to the termination of the Equity Distribution Agreement. The Company did not sell any shares of its common stock under the Equity Distribution Agreement.

11. Share Based Compensation

2022 Equity Compensation Plan

In March 2022, the Board adopted the 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (the “5E Incentive Plan”), which was approved by our shareholders in April 2023, which reserved approximately 109 thousand shares of Common Stock for issuance under the 5E Incentive Plan. In October 2024, the Board adopted an amendment to the 5E Incentive Plan, which was approved by our shareholders in January 2025, which reserved approximately 217 thousand additional shares for issuance under the 5E Incentive Plan. Finally, in January 2025, the Board adopted an Amended and Restated 5E Incentive Plan (the “Restated Incentive Plan”), which was approved by our shareholders in March 2025, which reserved approximately 609 thousand additional shares for issuance under the Restated Incentive Plan, for an aggregate of approximately 935 thousand shares reserved for issuance under the Restated Incentive Plan. The Restated Incentive Plan authorizes the grant of stock options, restricted share units (“RSUs”), performance share units (“PSUs”), performance cash units and other equity-based awards. The Company’s Compensation Committee determines the exercise price for stock options and other equity-based awards, which may not be less than the fair market value of the Company’s common stock on the date of grant. As of June 30, 2025, approximately 198 thousand shares remain available for issuance under the Restated Incentive Plan. It is the Company’s policy to issue new shares of Common Stock to satisfy stock option exercises. Approval for awards issued to directors under the Restated Incentive Plan during the year ended June 30, 2025 was obtained under ASX Listing Rule 10.14.

Share-Based Compensation Expense

Share-based compensation expense is included in general and administrative expense and represents costs associated with RSUs, PSUs and options granted to directors, employees and consultants of the Company. Share-based compensation expense consisted of the following for the periods presented.

	Year Ended June 30,
	2025	2024
	(in thousands)
Share-based compensation expense — service based
ABR Employee share option plan	$167	$397
2022 Equity Compensation Plan — Options	185	1,443
2022 Equity Compensation Plan — PSUs	95	18
2022 Equity Compensation Plan — RSUs	1,652	1,632
Total share-based compensation expense	$2,099	$3,490

As of June 30, 2025, the Company had approximately $2.1 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that is expected to be recognized over a weighted average period of approximately 1.8 years.

Stock Options

All stock options outstanding prior to September 30, 2022 were granted under the predecessor parent company's employee share option plan (the “ABR Employee Share Option Plan”). New option grants are made under the Restated Incentive Plan and vest ratably over the vesting period, which is generally three years or less. The fair value of stock option awards granted to directors, officers, employees and/or consultants is estimated on the grant date using the Black-Scholes option valuation model. Volatility is determined using the Company's historical stock price information. The significant assumptions used to estimate the fair value of stock option awards granted during the years ended June 30, 2025 and 2024, respectively, using the Black-Scholes option valuation model are as follows.

Year ended June 30,
	2025	2024
Exercise price	$6.72 - $29.21	$29.21 - $177.68
Share price	$4.26 - $14.25	$26.45 - $56.58
Volatility	99.2% - 108.0%	99.0%
Expected term in years	2.8 - 4.0	3.3 - 9.6
Risk-free interest rate	3.4% - 4.1%	4.3% - 4.7%
Dividend rate	Nil	Nil

The following table summarizes stock option activity for each of the periods presented.

	Year ended June 30,
	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	174	$214.51	182	$250.82
Granted	607	7.51	25	106.67
Exercised	—	—	—	—
Expired/forfeited	(134)	223.39	(33)	332.84
Outstanding at end of the period	647	18.31	174	214.51

Vested at the end of the period	28	251.61	159	225.45
Unvested at the end of the period	619	$7.93	15	$97.35

The weighted average remaining life of vested options as of June 30, 2025 and 2024, was approximately 5.0 years and 1.4 years, respectively. As of June 30, 2025 and 2024, the maximum expiration date for vested options was approximately 7.8 and 8.8 years, respectively.

As of June 30, 2025, there was approximately $1.8 million of unrecognized compensation cost related to 619 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.9 years. As of June 30, 2025 and 2024, the maximum expiration date for unvested options was approximately 3.9 and 3.1 years, respectively.

During the year ended June 30, 2024, approximately 12 thousand options with a remaining term of approximately 1.9 years and an exercise price of $589.26, granted to one grantee, were cancelled and concurrently replaced with approximately 2 thousand RSUs that vest over two years. The modification did not result in any incremental compensation expense.

The following table summarizes the activity for unvested options for each of the periods presented.

	Year ended June 30,
	2025		2024
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	15	$41.12	36	$147.63
Granted	607	2.98	25	33.02
Vested	(3)	141.22	(21)	95.43
Expired/forfeited	—	—	(25)	140.87
Unvested at end of the period	619	$3.25	15	$41.12

As of June 30, 2025 and 2024, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company's stock price on such dates. There were no options exercised during the years ended June 30, 2025 and 2024.

Full Value Awards (Restricted Share Units and Performance Share Units)

The fair value of service-based and performance-based restricted stock units granted to directors, officers, employees and/or consultants is determined on the grant date by reference to the Company’s stock price on the grant date.

The following table summarizes RSU and PSU activity for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2023	9.1	$155.97	6.0		165.60	15.1
Granted	20.0	44.51	5.3	(1)	56.58	25.3
Vested	(7.1)	104.64	—		—	(7.1)
Forfeited	(6.0)	103.80	(7.2)		105.05	(13.2)
Non-vested shares/units outstanding at June 30, 2024	16.0	58.95	4.1		$131.68	20.1
Granted	64.8	7.29	19.8	(2)	11.62	84.6
Vested	(24.7)	31.41	—		—	(24.7)
Forfeited	(0.5)	13.60	(1.1)		76.66	(1.6)
Non-vested shares/units outstanding at June 30, 2025	55.6	$11.36	22.8		$30.11	78.4
(1)
During the year ended June 30, 2024, approximately 5.3 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the proposed commercial-scale facility commencing prior to September 1, 2026; 2) the budget for the proposed commercial-scale facility within a range of $342-418 million; and 3) an approved final investment decision in the proposed commercial-scale facility at a modeled internal rate of return of 20%. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.
(1)
During the year ended June 30, 2025, approximately 19.8 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the proposed commercial-scale facility commencing prior to September 1, 2026; 2) an approved final investment decision in the proposed commercial-scale facility at a modeled internal rate of return of 20%, 3) achievement of an enterprise value in excess of $200 million, and 4) achievement of an enterprise value in excess of $300 million. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

12. Earnings (Loss) Per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share includes certain adjustments to basic loss per share for income and to common shares outstanding that could occur if RSUs, PSUs, stock options and convertible securities such as the Convertible Notes and Warrants were exercised or converted into common stock. Diluted loss per share equals basic loss per share for the years ended June 30, 2025 and 2024, as the effect of including dilutive securities in the calculation would be antidilutive.

For the years ended June 30, 2025 and 2024, the following effects are excluded from the computation of dilutive loss per share as such effects would have an anti-dilutive effect.

	Year Ended June 30,
	2025	2024
	(in thousands)
Interest expense on convertible notes, net of amounts capitalized	$6,451	$6,175
Derivative gain — convertible note derivatives	$1,357	$749
Gain (loss) on extinguishment of debt	$17,333	$(20,953)
Additional shares assuming conversion of convertible notes(1)	3,120	326
Additional shares assuming exercise of warrants	6,096	—
Stock options and unvested restricted stock units and performance share units	725	194
(1)
In accordance with the relevant authoritative guidance, this represents the shares that would have been issued if noteholders had elected to convert the Convertible Notes into shares of Common Stock based upon the principal balance and Conversion Rate applicable at the beginning of the respective period, or at the issuance date of such Convertible Notes, if later.

Subsequent Equity Issuance – August 2025

As discussed in Note 16–Subsequent Events, subsequent to June 30, 2025, the Company issued an aggregate of 2,374,481 shares of its Common Stock in connection with the August 2025 Equity Offering (as defined in Note 16–Subsequent Events). The impact of the equity issuance is not reflected in the computation of earnings per share for the year ended June 30, 2025.

13. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all of the Company’s employees that have attained the age of 21 and have completed three months of service to the Company. The Company matches employee deferrals 100% up to 4% and 50% up to 6% of an employee’s eligible earnings, subject to limitations imposed by the Internal Revenue Service. The Company’s contributions to this plan were $107 thousand and $183 thousand for the years ended June 30, 2025 and 2024, respectively.

14. Commitments and Contingencies

Purchase Obligations

As of June 30, 2025, the Company had purchase order commitments of approximately $3.5 million primarily for drilling and other services related to the Company’s wellfield development program, raw materials for the operation of the SSF, engineering services and vendor tested related to the design of the proposed commercial-scale facility, environmental testing and other corporate services.

Litigation

On July 17, 2023, the Company filed a complaint (the “Complaint”) against a previous construction contractor in the United States District Court for the Central District of California, Eastern Division, alleging, among other things, numerous breaches by the contractor of its contractual obligations to 5EBA under the Procurement and Construction Contract, effective April 26, 2022, by and between 5EBA and the contractor, relating to the construction of the SSF in California (the “Contract”). On August 10, 2023, the contractor filed an answer to the Complaint as well as a counterclaim for, among other things, alleged breaches by 5EBA of its contractual obligations to the contractor under the Contract and has requested relief in the approximate amount of $5.5 million. The Company has filed a response disputing the counterclaims asserted by the contractor. Discovery has begun and is ongoing. During July 2025, the Company and contractor attended mediation, which did not result in a resolution relating to the litigation. An estimate of reasonably probable outcomes cannot be made at this time.

15. Income Taxes

The Company recorded U.S. current income tax expense in connection with the Exchange during the fiscal year ended June 30, 2025. No U.S. federal or state income tax benefit was recorded for losses incurred during the year ended June 30, 2024. The Company has concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in the recording of a full valuation allowance during those periods.

Domestic and foreign components of loss before income taxes for the years ended June 30 are as follows.

	Year ended June 30,
	2025	2024
	(in thousands)
United States	$31,376	$62,013
Australia	—	—
Total net loss	$31,376	$62,013

The provision for income taxes for the year ended June 30 are as follows:

	Year ended June 30,
	2025	2024
	(in thousands)
U.S. federal taxes:
Current	$179	$—
Deferred	—	—
U.S. state taxes:
Current	—	—
Deferred	—	—
Foreign state taxes:
Current	—	—
Deferred	—	—
Income tax expense	$179	$—

The related payable for income tax expense has been recognized on the balance sheet within accounts payable and accrued liabilities.

The following table presents a reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate for the periods presented.

	Year ended June 30,
	2025	2024
	($ in thousands)
Loss before income taxes	$31,376	$62,013
Statutory income tax rate	21.0%	21.0%
Income tax benefit at statutory tax rates	$6,589	$13,023
State income tax benefit (expense)	1,954	2,691
Tax return true up	—	12
Share-based compensation	(2,083)	(423)
Nondeductible interest on convertible note	—	(438)
Cancellation of debt income	(2,898)	—
Other	(50)	(103)
Write-off of NOL due to Section 382 limitations	(9,017)	—
Change in valuation allowance	5,326	(14,762)
Income tax (expense) benefit	$(179)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred taxes as of each date presented below are as follows.

	June 30,	June 30,
	2025	2024
Deferred tax assets:	($ in thousands)
Net operating loss carryforward	$21,516	$25,924
Amortization of exploration expenditures	9,605	8,948
Share-based compensation	983	3,168
Depreciation	1,720	226
Interest Limitation Section 163(j)	1,704	737
Derivative	—	885
Other deferred tax assets	259	914
Total deferred tax assets	35,787	40,802
Less: valuation allowance	(35,600)	(39,403)
Deferred tax assets, net of valuation allowance to offset	187	1,399
Deferred tax liabilities:
Debt	(23)	(1,077)
Depreciation	—	—
Other deferred tax liabilities	(164)	(322)
Net deferred tax assets	$—	$—

As of June 30, 2025, the Company had U.S. federal, state, and Australian net operating loss (“NOL”) carryforwards of $67.7 million, $40.7 million and $14.6 million, respectively. As of June 30, 2024, the Company had U.S. federal, state, and Australian NOL carryforwards of $85.3 million, $74.0 million and $9.4 million, respectively. U.S. net operating loss carryforwards for the periods arising before December 31, 2018 have a 20 year carryforward, the earliest of which could expire in 2037. The amount of the post-tax reform U.S. federal NOL generated after tax year 2017 of approximately $66.8 million, can be carried forward indefinitely. California net operating losses have a 20-year carryforward, the earliest of which could expire beginning in 2037. Australia net operating losses can be carried forward indefinitely.

The utilization of the Company's net operating loss or tax attributes are subject to annual limitations in accordance with IRC section 382 and similar state provisions resulting from certain ownership changes that occurred. Such an annual limitation could result in the expiration of the attributes before utilization. The federal and state NOL carryforwards at June 30, 2025 have been reduced to reflect IRC section 382 ownership changes through June 30, 2025 and resultant inability to utilize a portion of the NOL prior to its expiration due to annual limitations.

The Company evaluates both the positive and negative evidence available to determine the realizability of its deferred tax assets. As of June 30, 2025 and 2024, the Company had a valuation allowance of $35.6 million and $39.4 million, respectively, of which both primarily relate to net operating losses and exploration costs.

Changes in the balance of the Company’s deferred tax asset valuation allowance for the periods presented are as follows:

	Year ended June 30,
	2025	2024
	($ in thousands)
Valuation allowance	$(3,803)	$14,621

The Company had no unrecognized tax benefits as of June 30, 2025 or 2024. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision, if applicable. The Company has not recognized any interest or penalties in the periods presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction, California and Australia. Tax years 2021 and forward remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

16. Subsequent Events

Enactment of Tax Legislation

On July 4, 2025, President Trump signed into law legislation formally titled An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14 (the “Act”), commonly referred to as the One Big Beautiful Bill Act (“OBBB”). The Act primarily makes permanent many of the tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017 (“TCJA”) and introduces modifications to certain U.S. corporate tax provisions. The Company is currently evaluating the impact of the Act and does not expect it to have a material effect on the Company’s financial statements as of June 30, 2025.

August 2025 Equity Offering

On August 21, 2025, the Company entered into an underwriting agreement to issue and sell an aggregate of 2,374,481 shares of its Common Stock at a price of $3.50 per share (the “August 2025 Equity Offering”). The August 2025 Equity Offering closed on August 25, 2025, and resulted in aggregate proceeds of approximately $8.31 million before deducting underwriting discounts and commissions, and other offering expenses payable by the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025 (the “Evaluation Date”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Insider Trading Arrangements and Policies.

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The remaining information required by this Item 10 of Form 10-K will be included in the Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

We have adopted a written Code of Business Conduct (our “Code of Conduct”) that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our website at https://investors.5eadvancedmaterials.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Conduct, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers and Directors.

The following information with respect to the Board and executive officers and directors is presented as of September 29, 2025:

Name	Age	Position	Principal Employment
Paul Weibel, CPA	41	Chief Executive Officer	Same
Joshua Malm, CPA	43	Chief Financial Officer, Treasurer and Corporate Secretary	Same
Graham van’t Hoff	63	Chairman of the Board	Former Executive Vice President of Global Chemicals at Royal Dutch Shell PLC
Barry Dick	62	Director	Co-Founder, Partner, and Director of Gold Quay Capital PTE. Ltd.
Curtis Hébert	62	Director	Partner at Brunini Law Firm
Bryn Jones	47	Director	Managing Director for entX Limited

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Australian Disclosure Requirements

In addition to the Company’s primary Nasdaq listing, Common Stock are also quoted in the form of CHESS Depositary Interests (“CDIs”) on the Australian Securities Exchange (“ASX”) and trade under the code “5EA”. As part of our ASX listing, we are required to comply with certain of the disclosure and other obligations set out in the ASX Listing Rules. The following information is provided in accordance with the requirements of the ASX and the ASX Listing Rules (where that information has not been provided elsewhere in this Annual Report).

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

Issued Capital

As of August 31, 2025, the Company had 22,441,260 shares of Common Stock on issue, of which:

•
22,441,260 shares of Common Stock were held by 17 stockholders and quoted on Nasdaq. (Note: The actual number of stockholders is greater than this number and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of active holders of record also do not include holders whose shares may be held in trust by other entities.); and
•
1,483,299 shares of Common Stock were held by CHESS Depositary Nominees Pty Ltd (as Depositary Nominee) on behalf of 3,267 CDI holders, representing 14,832,990 CDIs quoted on ASX.

In addition, as of August 31, 2025, the Company had the following unquoted securities on issue which entitle the holder (upon vesting) to be issued Common Stock:

•
646,487 unquoted options, held by 10 option holders;
•
9,716 Restricted Share Units, held by 20 employees of the Company pursuant to the Company’s Amended and Restated 2022 Equity Compensation Plan; and

•
22,801 Performance Share Units, held by 7 employees of the Company pursuant to the Company’s Amended and Restated 2022 Equity Compensation Plan.

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

As the beneficial owners, holders of CDIs may:

•
direct the Depositary Nominee (or its custodian) how to vote the Common Stock represented by their CDIs by completing the CDI Voting Instruction Form that accompanies the relevant notice of meeting or proxy statement; or
•
(if applicable) appoint themselves (or another person) to be the Depositary Nominee’s proxy with respect to the Common Stock represented by their CDIs for the purposes of attending and voting at the meeting by completing the CDI Voting Instruction Form that accompanies the relevant notice of meeting or proxy statement.

Alternatively, holders of CDIs can elect to convert their CDIs into Common Stock and vote those Common Stock at the meeting. Such conversion must be completed prior to the record date fixed by the Company for determining the entitlement of stockholders to attend and vote at the meeting.

Options, Restricted Share Units and Performance Share Units do not carry voting rights.

Distribution of CDI Holders

Below is a distribution schedule of the number of holders of CDIs, as of August 31, 2025 and assuming all shares of Common Stock are held as CDIs.

	Number of Holders	Number of CDIs
1-1,000	2,287	541,941
1,001-5,000	652	1,563,880
5,001-10,000	148	1,101,570
10,001-100,000	167	4,599,265
100,001 and over	13	7,026,334
	3,267	14,832,990

The number of stockholders and/or CDI holders who hold less than a marketable parcel of securities (where a “marketable parcel” is a parcel of securities worth at least A$500, pursuant to the ASX Operating Rules) was 2,160, based on the closing price of the Company’s common stock and CDIs as of August 31, 2025.

Substantial Holders

Below are details, to the best of the Company's knowledge, of substantial holders (within the meaning of section 671B of the Corporations Act) in the Company and the number of equity securities to which each substantial (and their associates) have a relevant interest, as of August 31, 2025.

Name	Shares of Common Stock	Percentage of Outstanding Common Stock
Ascend Global Investment Fund SPC for and on behalf of Strategic SP(1)	7,830,646	34.89%
Bluescape Special Situations IV LLC	7,597,349	33.85%
(1) Includes shares of Common Stock held by Meridian Investments Corporation.

Twenty Largest CDI Holders

Below are details of the 20 largest holders of CDIs, and the number and percentage of issued CDIs held by those holders, as of August 31, 2025 and assuming all shares of Common Stock are held as CDIs.

Name	Number of CDIs Held(1)	Percentage of CDIs
Virtova Capital Management Limited	2,229,654	15.0%
Mayfair Ventures Pte Ltd	1,549,545	10.4%
Citicorp Nominees Pty Limited	760,010	5.1%
HSBC Custody Nominees (Australia) Limited	455,105	3.1%
HSBC Custody Nominees (Australia) Limited - A/C 2	440,746	3.0%
BNP Paribas Nominees Pty Ltd <Ib Au Noms Retailclient>	352,324	2.4%
Mr Zachary Purton	235,565	1.6%
Bring On Retirement Ltd	229,946	1.6%
Mr Daniel Eddington + Mrs Julie Eddington <Dj Holdings A/C>	200,979	1.4%
Shaross Super Pty Ltd <Shaross Super Fund A/C>	182,896	1.2%
Mr Jason David Brown	150,000	1.0%
Jawaf Enterprises Pty Ltd <Hall Family A/C>	130,434	0.9%
Sargents Developments Pty Ltd	109,130	0.7%
Hylec Investments Pty Limited <Hylec Controls P/L S/F A/C>	99,446	0.7%
Buttonwood Nominees Pty Ltd	97,367	0.7%
Northmead Holdings Pty Ltd <The Greenwell Family A/C>	91,304	0.6%
Halec Controls Pty Ltd	88,794	0.6%
Rda Asset Management Limited	82,869	0.6%
E & E Hall Pty Ltd <E & E Hall P/L S/F A/C>	79,737	0.5%
Baronald Pty Ltd <Hentschke Fam SF A/C>	73,913	0.5%
(1)
Including shares of Common Stock represented as though they were held as CDIs (with ten CDIs representing a beneficial ownership interest in one share of Common Stock).

Additional Information

Joshua Malm is the Company’s corporate secretary.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements; Financial Statement Schedules

Our consolidated financial statements as of and for the years ended June 30, 2025 and 2024, together with the notes thereto, and the reports of our independent registered public accounting firm PricewaterhouseCoopers, LLP dated September 29, 2025 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Financial Statement Schedules

Financial statement schedules listed under U.S. Securities and Exchange Commission rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2025).

3.3	Second Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2024).
4.1*	Description of Registrant’s Securities.
4.2+	Form of Non-Plan Replacement Option Award for Executives (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 5, 2022).
4.3	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.4	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.5	Form of Restructuring Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 14, 2025).
10.1	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022).
10.2+

Offer Letter from Fort Cady (California) Corporation to Mr. Weibel (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022).

10.3+	Offer Letter from 5E Advanced Materials, Inc. to Mr. van't Hoff (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.4+

Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022).

10.5

Letter dated November 4, 2021 by 5E Advanced Materials, Inc. to ASX Limited regarding acknowledgment of CHESS Depositary Nominee (CDN) Function (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022).

10.6	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).
10.7+

Addendum to Offer Letter from Fort Cady (California) Corporation to Mr. Weibel (as amended by Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC August 30, 2023).

10.8	Standstill Agreement dated November 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2023).
10.9	Restructuring Support Agreement, dated December 5, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).
10.10	Ascend Subscription Agreement, dated December 5, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).
10.11+	Brennan Retention Agreement, dated December 1, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).
10.12+	Weibel Retention Agreement, dated December 1, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).

Exhibit Number	Exhibit Title
10.13

Amended and Restated Investor and Registration Rights Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

10.14

Amended and Restated 5ECAP Subscription Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).

10.15+†	Brennan Separation Agreement, dated June 3, 2024 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).
10.16

Debt Commitment Letter, dated August 25, 2024, by and between the Company and Bluescape (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 26, 2024).

10.17

Debt Commitment Letter, dated August 25, 2024, by and between the Company and Ascend (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 26, 2024).

10.18

Placement Agency Agreement, dated as of August 26, 2024, between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on August 28, 2024).

10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 28, 2024).
10.20+†

Independent Contractor Agreement with Malm Consulting LLC, dated September 9, 2024 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).

10.21	Restructuring Support Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.22	Exchange Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.23	Securities Subscription Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.24

Fourth Amended and Restated Investor and Registration Rights Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on January 14, 2025).

10.25(a)	Amended and Restated Note Purchase Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024).
10.25(b)

Amendment No. 4 to the Amended and Restated Note Purchase Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).

10.26+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2025).
10.27+

Amended and Restated 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2025).

10.28+

Non-Executive Director Appointment Letter, Curtis L. Hebert, Jr., dated March 6, 2025 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

10.29†	Subscription Agreement with 5E Capital II, LLC, dated May 12, 2025 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).
10.30

Subscription Agreement with Lazarus Securities Pty Ltd., dated May 13, 2025 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

10.31+	Malm Employment Agreement, dated May 15, 2025 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).
19.1*	Insider Trading Policy.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).
23.1*	Consent of PricewaterhouseCoopers, LLP.
23.2*	Consent of Miocene, Inc.
23.3*	Consent of Fluor Enterprises, Inc.
23.4*	Consent of Geomega, Inc.
23.5*	Consent of Escalante Geological Services LLC.
23.6*	Consent of Paul Weibel, CPA, 5E Advanced Materials, Inc.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit Title
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
96.1

Preliminary Feasibility Study & Technical Report Summary, dated August 7, 2025 (incorporated by reference to Exhibit 96.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2025).

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).
101*	Interactive data files (formatted as Inline XBRL).
104*	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5E ADVANCED MATERIALS, INC.

By:	/s/ Paul Weibel
Paul Weibel
Chief Executive Officer (Principal Executive Officer)

Date: September 29, 2025

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

Signature	Capacity	Date

/s/ Paul Weibel Paul Weibel	Chief Executive Officer (Principal Executive Officer)	September 29, 2025

/s/ Joshua Malm Joshua Malm	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	September 29, 2025

/s/ Graham van’t Hoff Graham van’t Hoff	Chairman of the Board	September 29, 2025

/s/ Barry Dick Barry Dick	Director	September 29, 2025

/s/ Curtis Hébert, Jr. Curtis Hébert, Jr.	Director	September 29, 2025

/s/ Bryn Jones Bryn Jones	Director	September 29, 2025