Form 10-Q
period 2025-09-30
5E Advanced Materials, Inc.
filed 2025-11-13
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 22,444,587 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

References herein to the “Company,” “we,” “our,” “us,” and "5E" refer to 5E Advanced Materials, Inc., and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2025, and documents incorporated by reference herein (this “Form 10-Q) include statements that express our and our subsidiaries’ opinions, expectations, beliefs, plans, goals objectives, assumptions or projections regarding future events or future financial performance and results, financial condition, business strategy, including certain projections, milestones, targets, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “forecasts,” “budgets,” “targets,” “aims,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, and in each case including their negative or other variations of comparable terminology. However, not all forward-looking statements contain these identifying words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, our ability to secure additional financing and continue as a going concern, our Preliminary Feasibility Study (as defined herein), our purchase order commitments, our vision of becoming a leading global supplier of borates and advanced boron materials and our ability to continue to operate the small-scale facility (the “SSF”) and develop the Project (each as defined herein), production forecasts and capital expenditure estimates. Forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business.

The forward-looking statements in this Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Other sections of this Quarterly Report on Form 10-Q include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference or incorporate by reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. You are advised, however, to consult any additional disclosures we make in our reports to the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in our latest Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and this Quarterly Report on Form 10-Q.

Part I - Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$5,468	$3,836
Prepaid expenses and other current assets	451	777
Total current assets	5,919	4,613
Mineral rights and properties, net	7,702	7,735
Construction in progress	2,865	3,050
Properties, plant and equipment, net	50,559	53,658
Reclamation bond deposits	1,551	1,532
Right of use asset	123	141
Total assets	$68,719	$70,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,341	$6,352
Lease liabilities, current	84	81
Total current liabilities	7,425	6,433
Long-term debt, net	11	22
Lease liabilities	46	68
Asset retirement obligations	1,040	1,016
Total liabilities	8,522	7,539

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 360,000 shares authorized; 22,445 and 20,018 shares outstanding September 30, 2025 and June 30, 2025, respectively	224	200
Additional paid-in capital	302,219	294,546
Retained earnings (accumulated deficit)	(242,246)	(231,556)
Total stockholders’ equity	60,197	63,190
Total liabilities and stockholders’ equity	$68,719	$70,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,
	2025	2024
Operating expenses:
Project expenses	$1,156	$1,554
Small-scale facility operating costs	833	1,587
General and administrative	3,432	4,798
Depreciation and amortization expense	5,314	4,972
Total operating expenses	10,735	12,911
Income (loss) from operations	(10,735)	(12,911)

Non-operating income (expense):
Interest income	55	23
Other income	—	1
Derivative gain	—	2,187
Interest expense	(6)	(2,155)
Other expense	(4)	(4)
Total non-operating income (expense)	45	52

Income (loss) before income taxes	(10,690)	(12,859)

Income tax expense (benefit)	—	—
Net income (loss)	$(10,690)	$(12,859)

Net income (loss) per common share — basic and diluted	$(0.51)	$(4.52)
Weighted average common shares outstanding — basic and diluted	20,993	2,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(10,690)	$(12,859)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,314	4,972
Share-based compensation	302	1,350
Common stock issued for services	71	—
Gain on convertible note derivatives	—	(2,187)
Accretion of asset retirement obligations	24	19
Amortization of debt issuance costs and discount — convertible notes	—	324
Amortization of right of use asset	18	39
Interest earned on reclamation bond	(19)	—
Change in:
Prepaid expenses and other current assets	326	655
Accounts payable and accrued liabilities	356	1,312
Net cash used in operating activities	(4,298)	(6,375)

Cash Flows From Investing Activities:
Construction in progress	(527)	(475)
Properties, plant and equipment additions	(919)	(11)
Refund on previously acquired equipment	—	86
Net cash used in investing activities	(1,446)	(400)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	7,455	3,144
Proceeds from issuance of convertible notes	—	6,000
Debt issuance costs	—	(282)
Payments on note payable	(11)	(10)
Taxes paid for equity award vesting	(68)	(122)
Net cash provided by financing activities	7,376	8,730

Net increase (decrease) in cash and cash equivalents	1,632	1,955
Cash and cash equivalents at beginning of period	3,836	4,896
Cash and cash equivalents at end of period	$5,468	$6,851

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6	$1

Noncash Investing and Financing Activities:
Construction in progress transferred to properties, plant and equipment (Note 4)	$2,119	$—
Accounts payable and accrued liabilities change related to capital additions	550	(442)
Accounts payable and accrued liabilities change related to debt issuance costs	—	(85)
Accounts payable and accrued liabilities change related to equity issuance costs	62	121
Interest paid through issuance of additional convertible notes	—	3,126
Fair value of common stock issued in exchange for services	71	—
Increase in asset retirement costs	$—	$23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	2,753	$28	$210,679	$(200,001)	$10,706
Issuance of common stock, net of offering costs	232	2	1,520	—	1,522
Issuance of warrants, net of offering costs	—	—	1,502	—	1,502
Vesting of restricted share units	10	—	(127)	—	(127)
Share-based compensation expense	—	—	1,350	—	1,350
Net income (loss)	—	—	—	(12,859)	(12,859)
Balance at September 30, 2024	2,995	$30	$214,924	$(212,860)	$2,094

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	20,018	$200	$294,546	$(231,556)	$63,190
Issuance of common stock, net of offering costs	2,374	24	7,368	—	7,392
Vesting of restricted share units	33	—	(68)	—	(68)
Common stock issued for services	20	—	71	—	71
Share based compensation expense	—	—	302	—	302
Net income (loss)	—	—	—	(10,690)	(10,690)
Balance at September 30, 2025	22,445	$224	$302,219	$(242,246)	$60,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the U.S. Securities and Exchange Commission on September 29, 2025. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2025, results of operations for the three months ended September 30, 2025 and 2024 and cash flows for the three months ended September 30, 2025 and 2024 have been included. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2026.

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

Reverse Stock Split

On February 14, 2025 (the “Effective Time”), the Company completed a 1-for-23 reverse stock split (the “Reverse Stock Split”). As a result of the Reverse Stock Split, at the Effective Time, every 23 shares of the Company's issued and outstanding shares of common stock, par value $0.01 (“Common Stock”) immediately prior to the Effective Time, were automatically converted into one validly issued, fully-paid and non-assessable share of Common Stock. These notes to the unaudited condensed consolidated financial statements and the accompanying unaudited condensed consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

Debt Exchange

During March 2025, the Company completed a debt restructuring transaction with BEP Special Situations IV LLC (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC, for and on behalf of Strategic SP (together with Meridian, “Ascend”) in connection with certain restructuring and recapitalization transactions with respect to the Company’s capital structure (collectively the “Exchange Transaction”), including the Company’s Convertible Notes (as defined in Note 7-Debt) issued pursuant to the Amended and Restated Note Purchase Agreement (as defined in Note 7-Debt). The Exchange Transaction resulted in:

•
the issuance of an aggregate of 13,586,524 shares of the Company’s Common Stock on March 5, 2025, to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes (as defined in Note 7-Debt) and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement (as defined in Note 7-Debt) (the “Exchange”);
•
the issuance and sale by the Company of 1,408,173 shares of Common Stock to Ascend and Bluescape on March 14, 2025, at a price per share of $3.5507 (the “Subscription Price”) for aggregate net proceeds of approximately $4.9 million;
•
the issuance by the Company to Ascend and Bluescape of warrants on March 13, 2025 that expire March 13, 2026 to purchase up to 5,632,692 shares of Common Stock, at a price per share equal to the Subscription Price (the “Restructuring Warrants”); and

•
the right of each of Ascend and Bluescape to designate two directors to serve on the Company’s Board of Directors (“Board”) for so long as such party beneficially owns 25% of the Company’s Common Stock and one director to serve on the Company's Board for so long as such party beneficially owns 10% of the Company's Common Stock.

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

Although the August 2025 Equity Offering (as further described and defined in Note 10-Equity) provided net cash proceeds of approximately $7.7 million (exclusive of related costs that remain payable as of September 30, 2025) and improved the Company’s cash position, and while the Company continues to operate under a business plan that includes reductions in certain spending, management anticipates the need for additional financing within the next twelve months to maintain its operations. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these condensed consolidated financial statements. Therefore, there exists substantial doubt regarding the Company's ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations, the Company will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects.

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

Segment Information

The Company has evaluated how it is organized and managed and has identified only one reportable business segment, which is the development of the Project. There has been no change in the determination of the Company’s segment information in the current reporting period. All of the Company’s operations and assets are located in the United States. The operating results of the Company’s single reportable segment are evaluated by the Company’s Chief Executive Officer, who has been determined to be the Company’s Chief Operating Decision Maker (“CODM”), to make key operating decisions, such as the allocation of resources and the evaluation of operating segment performance. The primary measure of profit and loss evaluated by the Company’s CODM for its single reportable segment is consolidated net income. Consolidated net income, total assets, cash flows and all significant segment expense items are presented in the Company’s unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state, and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company plans to adopt ASU 2023-09 effective for its fiscal year ending June 30, 2026.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective dates of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures, including the adoption date and transition method.

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following at the end of each period presented.

	September 30,	June 30,
	2025	2025
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $99 and $66 as of September 30, 2025 and June 30, 2025, respectively(1)	422	455
Mineral rights and properties, net	$7,702	$7,735

(1)
Represents the carrying value of capitalized costs associated with asset retirement obligations, as discussed in Note 5-Asset Retirement Obligations.

3. Construction in Progress

During the quarter ended September 30, 2025, the Company drilled horizontal sidetracks from two of its existing injection and recovery wells and therefore transferred approximately $2.1 million of costs incurred that were previously recorded as construction in progress to property, plant and equipment, inclusive of amounts capitalized as construction in progress related to injection and recovery wells as of June 30, 2025. Refer to Note 4-Properties, Plant and Equipment, Net for additional details. Construction in progress consisted of the following at the end of each period presented.

	September 30,	June 30,
	2025	2025
	(in thousands)
Engineering services and vendor testing	$2,713	$2,525
Injection and recovery wells	—	374
Buildings	67	66
Capitalized interest	85	85
Total construction in progress	$2,865	$3,050

4. Properties, Plant and Equipment, Net

During the quarter ended September 30, 2025, the Company drilled horizontal sidetracks from two of its existing injection and recovery wells and therefore transferred approximately $2.1 million of costs incurred that were previously recorded as construction in progress to property, plant and equipment. Properties, plant and equipment, net consisted of the following at the end of each period presented.

	Depreciation	Estimated useful	September 30,	June 30,
Asset category	method	life (in years)	2025	2025
			(in thousands)
Land	N/A	—	$1,533	$1,533
Small-scale facility — plant	Straight-line	3.75	69,313	69,313
Injection and recovery wells	Straight-line	3.75(1)	8,253	6,134
Buildings	Straight-line	7-15	979	979
Vehicles	Straight-line	3-5	305	305
Other plant and equipment	Straight-line	5-10	817	754
			81,200	79,018
Less accumulated depreciation			(30,641)	(25,360)
Properties, plant and equipment, net			$50,559	$53,658

(1)
Effective July 1, 2025, the estimated useful life of the injection and recovery wells were revised downward from 5 years to 3.75 years to align with the Company’s revised operational and development plans. The costs transferred to properties, plant and equipment for the horizontal sidetracks drilled during the quarter ended September 30, 2025 are being depreciated over the remaining life of such wells.

The Company recognized depreciation expense of approximately $5.3 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively.

5. Asset Retirement Obligations

The change in the Company’s asset retirement obligations during the period presented and the balance of its accrued reclamation liabilities at the end of the period are set forth below.

Three months ended
September 30, 2025
(in thousands)
Asset retirement obligation — beginning of period	$1,016
Accretion	24
Asset retirement obligation — end of period	$1,040

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	September 30,	June 30,
	2025	2025
	(in thousands)
Accounts payable - trade(1)	$2,560	$893
Accrued expenses	811	841
Accrued capital expenditures	2,846	3,529
Accrued payroll	1,080	866
Income taxes payable - federal	—	179
Current portion of debt	44	44
Accounts payable and accrued liabilities	$7,341	$6,352

(1)
Includes $1,343 thousand and $110 thousand related to capital expenditures as of September 30, 2025 and June 30, 2025, respectively.

7. Debt

Long Term Debt

Long-term debt consisted of the following at the end of each period presented.

	September 30,	June 30,
	2025	2025
	(in thousands)
Vehicle notes payable	55	66
Total debt	55	66
Current portion of debt	44	44
Long-term debt	11	22

Interest expense consisted of the following for each period presented.

	Three months ended September 30,
	2025	2024
	(in thousands)
Convertible notes interest	$—	$1,859
Vehicle notes interest	1	1
Amortization of debt issuance costs and discount — convertible notes	—	324
Other interest	5	—
Gross interest expense	6	2,184
Less: amount capitalized to construction in progress	—	29
Interest expense, net of amounts capitalized	$6	$2,155

Effective interest rate — convertible notes(1)	N/A	12.7%

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

Convertible Notes - Background

In August 2022, the Company entered into a $60.0 million private placement of senior secured convertible notes (the “August 2022 Notes”) with Bluescape, which were secured by substantially all of the Company’s assets. The August 2022 Notes were subsequently amended and restated several times to transfer certain ownership of the debt to Ascend, to modify conversion terms, extend maturities, adjust interest provisions and issue additional tranches of notes to Bluescape and Ascend (together, the “Convertible

Notes”). Interest on the Convertible Notes was payable semi-annually on February 15 and August 15 of each year, either in cash or through the issuance of additional notes. The agreement that governed the Convertible Notes, including the various amended and restated forms of such agreement (collectively, the “Amended and Restated Note Purchase Agreement) also included various minimum cash covenants that were periodically waived and extended.

On March 5, 2025, the Company completed the Exchange, pursuant to which all outstanding Convertible Notes were exchanged for an aggregate 13,586,524 shares of the Company’s Common Stock (as described in more detail in Note 1-Basis of Financial Statement Presentation). The Exchange resulted in the termination of the Amended and Restated Note Purchase Agreement, the extinguishment of all related indebtedness, and the elimination of the associated minimum cash covenant.

Convertible Notes - Activity

On August 15, 2024, the Company elected to issue additional notes as payment for approximately $3.4 million of interest accrued on the Convertible Notes during the period from February 16, 2024 through August 15, 2024.

On September 16, 2024, the Company entered into a third amendment to the Amended and Restated Note Purchase Agreement and agreed, among other things, to issue and sell $6.0 million aggregate principal amount of new senior secured convertible notes in substantially the same form and under the same terms as the then outstanding Convertible Notes (the “September 2024 Notes”) to Bluescape and Ascend.

In connection with its entry into the September 2024 Notes, the Company incurred approximately $454 thousand of debt issuance costs.

Convertible Notes - Conversion Terms

The Amended and Restated Note Purchase Agreement contained provisions that allowed for the conversion of the Convertible Notes, including interest paid-in-kind, into shares of the Company’s Common Stock in various circumstances at both the Company and holder’s election at various conversion rates. However, during the period over which the Convertible Notes were outstanding, and prior to the Exchange, no such conversion occurred.

The conversion rate applicable to the Convertible Notes issued in June 2024 (the “June 2024 Notes”) and the September 2024 Notes was subject to adjustment if, after the issuance date of such notes and on or prior to December 31, 2024, the Company sold Common Stock or any other equity-linked securities in one or more transactions at an effective price per share that was less than the respective conversion price then in effect, subject to certain exemptions (a “Degressive Issuance”). In the event of a Degressive Issuance, the conversion rate applicable to the respective Convertible Notes was subject to adjustment based on the weighted average issuance price of the securities sold in such Degressive Issuance, as set forth in the Amended and Restated Note Purchase Agreement. As part of the August 2024 Equity Offering (as further described and defined in Note 10-Equity), a Degressive Issuance provision applicable to the June 2024 Notes resulted in an adjustment to the conversion rate applicable only to the June 2024 Notes. A Degressive Issuance did not occur with respect to the September 2024 Notes prior to the expiration of such feature on December 31, 2024.

Convertible Notes - Derivatives

The Degressive Issuance feature associated with the June 2024 Notes and September 2024 Notes were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative,” respectively, and together, the “Convertible Note Derivatives”) through December 31, 2024. The September 2024 Notes were initially recorded at their face amount of $6.0 million less debt issuance costs of $454 thousand and the fair value of the September 2024 Convertible Note Derivative, which was determined to be $1.6 million. Refer to Note 8-Convertible Note Derivatives for additional details.

8. Convertible Notes Derivatives

The June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative, each which relate to the June 2024 Notes and September 2024 Notes, respectively, described in Note 7-Debt, were valued upon initial recognition and at each reporting period at fair value using a with-and-without methodology utilizing a binomial lattice model (a model which utilizes Level 3 fair value inputs).

The valuation model for the Convertible Note Derivatives required the input of subjective assumptions including expected share price volatility, risk-free interest rate and debt rate. Changes in the input assumptions as well as the Company's underlying share price could have materially affected the fair value estimates.

Changes in the fair value between periods were recognized in Derivative gain (loss) in the statement of operations but had no related impact on the Company’s cash position or cash flows. The provision that resulted in separate accounting for the June 2024 Convertible Note Derivative began June 11, 2024 in connection with the issuance of the June 2024 Notes, and on September 16, 2024 for the September 2024 Convertible Note Derivative in connection with the issuance of the September 2024 Notes. Each of these provisions expired on December 31, 2024, and accordingly, the Convertible Note Derivatives were derecognized and the remaining fair values were transferred to additional paid-in capital on such date. There were no other derivative instruments outstanding for any period after December 31, 2024.

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

9. Financial Instruments and Fair Value Measurements

At September 30, 2025, cash equivalents as well as trade and other payables approximated their fair value due to their short-term nature. The Company’s financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1. The Convertible Notes and Convertible Note Derivatives were classified as Level 2 and Level 3, respectively, while outstanding. The reconciliation of changes in the fair value of the Convertible Note Derivatives for the period outstanding can be found in Note 8-Convertible Note Derivatives.

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

August 2025 Equity Offering

On August 21, 2025, the Company entered into an underwriting agreement to issue and sell an aggregate of 2,374,481 shares of its Common Stock at a price of $3.50 per share (the “August 2025 Equity Offering”). The August 2025 Equity Offering closed on August 25, 2025, and resulted in net proceeds of approximately $7.4 million after the recognition of underwriting discounts and commissions, and other offering expenses paid or payable by the Company.

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

Vesting of Equity Awards

During the three months ended September 30, 2025 and 2024, the Company issued approximately 33 thousand shares and 10 thousand shares of its Common Stock upon the vesting of equity awards, respectively. The vesting events did not result in any cash proceeds to the Company.

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

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Share-based compensation expense — service based
ABR Employee share option plan	$—	$100
2022 Equity Compensation Plan — Options	175	21
2022 Equity Compensation Plan — PSUs	2	(9)
2022 Equity Compensation Plan — RSUs	125	1,238
Total share-based compensation expense	$302	$1,350

As of September 30, 2025, the Company had approximately $1.9 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that is expected to be recognized over a weighted average period of approximately 1.2 years.

Stock Options

Option grants are made under the 2022 Equity Compensation Plan and vest ratably over the vesting period, which is generally three years or less. No stock option awards were granted during the three months ended September 30, 2025. The significant assumptions used to estimate the fair value of stock option awards granted during the three months ended September 30, 2024, using a Black-Scholes option valuation model are as follows.

Three months ended September 30,
2024
Exercise price	$29.21
Share price	$11.73
Volatility	99.0%
Expected term in years	2.9
Risk-free interest rate	3.4%
Dividend rate	Nil

The following table summarizes stock option activity for each of the periods presented.

	Three months ended September 30,
	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	647	$18.31	174	$214.51
Granted	—	—	13	29.21
Expired/forfeited	—	—	(72)	120.89
Outstanding at end of the period	647	18.31	115	252.30

Vested at the end of the period	28	251.61	87	312.24
Unvested at the end of the period	619	$7.93	28	$65.49

The weighted average remaining life of vested options as of September 30, 2025 and 2024, was approximately 4.8 years and 2.3 years, respectively. As of September 30, 2025 and 2024, the maximum expiration date for vested options was approximately 7.6 and 8.6 years, respectively.

As of September 30, 2025, there was approximately $1.6 million of unrecognized compensation cost related to 619 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.3 years. As of September 30, 2025 and 2024, the maximum expiration date for unvested options was approximately 3.6 and 2.8 years, respectively.

The following table summarizes the activity for unvested options for each of the periods presented.

	Three months ended September 30,
	2025		2024
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	619	$3.25	15	$41.12
Granted	—	—	13	4.98
Unvested at end of the period	619	$3.25	28	$24.22

As of September 30, 2025 and 2024, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company’s stock price on such dates. There were no options exercised during the three months ended September 30, 2025 and 2024.

Full Value Awards (Restricted Share Units and Performance Share Units)

The following table summarizes RSU and PSU activity for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2025	55.6	11.36	22.8		$30.11	78.4
Granted	26.9	3.49	—		—	26.9
Vested	(50.8)	8.02	(0.4)		266.30	(51.2)
Forfeited	(0.2)	11.62	—		—	(0.2)
Non-vested shares/units outstanding at September 30, 2025	31.5	$10.04	22.4		$25.57	53.9

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2024	16.0	$58.95	4.1		$131.68	20.1
Granted	15.3	11.95	19.8	(1)	11.62	35.1
Vested	(14.1)	44.75	—		—	(14.1)
Forfeited	—	—	(1.0)		56.58	(1.0)
Non-vested shares/units outstanding at September 30, 2024	17.2	$28.77	22.9		$31.18	40.1

(1)

During the three months ended September 30, 2024, approximately 19.8 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%, 3) achievement of an enterprise value in excess of $200 million, and 4) achievement of an enterprise value in excess of $300 million. The determination of the percentage of shares that ultimately vest will be made at the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

12. Earnings (Loss) Per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share includes certain adjustments to basic loss per share for income and to common shares outstanding that could occur if RSUs, PSUs, stock options and convertible securities such as the Convertible Notes and Warrants were exercised or converted into common stock. Diluted loss per share equals basic loss per share for the three months ended September 30, 2025 and 2024, as the effect of including dilutive securities in the calculation would be antidilutive.

For the three months ended September 30, 2025 and 2024, the following effects are excluded from the computation of dilutive loss per share as such effects would have an anti-dilutive effect.

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Interest expense on convertible notes, net of amounts capitalized	$—	$2,154
Derivative gain — convertible note derivatives	$—	$2,187
Additional shares assuming conversion of convertible notes(1)	—	2,376
Additional shares assuming exercise of warrants	6,096	464
Stock options and unvested restricted stock units and performance share units	701	155

(1)
Represents the shares that would have been issued if noteholders had elected to convert the Convertible Notes into shares of Common Stock based upon the principal and accrued interest balance and Conversion Rate applicable at the beginning of the respective period, or at the issuance date of such Convertible Notes, if later.

13. Commitments and Contingencies

Purchase Obligations

As of September 30, 2025, the Company had purchase order commitments of approximately $2.3 million primarily for raw materials for the operation of the SSF; materials, drilling and other services for the Company’s wellfield development program; engineering services and vendor tested related to the design of the proposed commercial-scale facility; environmental testing and other corporate services.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the three months ended September 30, 2025 and 2024. This MD&A should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements, the accompanying notes thereto and other financial information included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2025 (the “Annual Report”). Except for historical information, this discussion and analysis contains various forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described in our Annual Report filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.” References within this MD&A to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc., and its subsidiaries.

Overview

5E Advanced Materials, Inc. is a development stage company focused on becoming a vertically integrated global leader and supplier of refined borates and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. Our business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of borates, calcium-based co-products, and potentially other byproducts such as lithium carbonate, to downstream advanced boron material processing and development. Our vision is to safely process borates and other industrial minerals through sustainable best practices and a continuous improvement mindset. We hold 100% of the rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California through our wholly owned subsidiary 5E Boron Americas LLC (formerly Fort Cady (California) Corporation (“5EBA”)). Our Project is underpinned by boron reserves and a lithium resource, with the borates being contained in a conventional boron mineral known as colemanite. Our facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency in 2022, and boron was added to the U.S. Department of the Interior’s 2025 Critical Minerals List on November 7, 2025. We currently operate our small-scale facility (the “SSF”) at the Project, which provides data and information necessary for us to ultimately establish a commercial-scale facility (the “Commercial Scale Facility”) at the Project.

We believe the Project represents one of the most compelling domestic critical material projects in the United States as a strategically located operation that targets stable long-term demand, with a defined pathway to production and a low-cost, high margin and profitable financial profile.

Recent Developments

Boric Acid Shipments for Specialty Glass Trial and Boron Carbide

During August 2025, we packaged boric acid at our Project location and shipped an ocean freight container of finished product where it completed a 20-day international transit to Taiwan to a global specialty glass manufacturing facility. Upon receipt, our product passed a handling trial and met all required specifications. During October 2025, we shipped an additional 20 tons of boric acid produced from our SSF to a potential customer for a large-scale specialty glass trial, and also shipped 1,000 pounds of boric acid for domestic boron carbide (B4C) production. These shipments mark important milestones as the Company advances toward commercial production. The boric acid will be delivered to potential customers for evaluation and qualification as part of our ongoing engagement with downstream users in the energy, specialty glass, and defense sectors. We believe these shipments confirm the quality of our product and the reliability of our process technology, reinforcing our confidence in our near-term production path and our mission to establish a secure, U.S. supply of boron for industries that bolster national security and drive economic export growth.

Boron Criticality

On November 7, 2025, the United States Department of the Interior released its 2025 list of critical materials (the “2025 U.S. Critical Minerals List”), formally adding boron as a critical mineral vital to the U.S. economy and national security. The U.S. Geological Survey compiled the list, which identifies 60 minerals deemed essential to national security, economic growth, and supply chain stability. Boron's addition highlights its prominent role in energy technologies, advanced materials, defense systems, and critical infrastructure. We believe boron's inclusion on the 2025 U.S. Critical Minerals List enhances our eligibility to engage with U.S. government funding programs, including programs administered by the U.S. Department of War Office of Strategic Capital and the U.S. International Development Finance Corporation, that support the development, processing, and refining of critical minerals. The One Big Beautiful Bill Act of 2025 authorized $5 billion for investments in critical minerals supply chains made pursuant to the Industrial Base Fund and up to $100 billion in principal amounts of direct loans and guaranteed loans for critical minerals and related industries and projects. We currently have a $285 million letter of interest for a potential project finance debt guarantee from the Export-Import Bank of the United States (“EXIM”) as part of the Make More in America Initiative (“MMIA”).

EXIM Engineering Multiplier Program Application

During November 2025, we formally applied for a $10 million loan through the Engineering Multiplier Program (“EMP”) administered by EXIM. If approved, proceeds are expected to fund a significant portion of the Company’s FEL-3 engineering costs for its proposed commercial-scale facility, an essential step towards final investment decision and execution readiness. We continue to hold a $285 million letter of interest through EXIM’s MMIA program that has the potential to fund a portion of the anticipated costs for the proposed commercial-scale facility, the EMP application complements this letter of interest by targeting earlier-stage engineering needs. There can be no assurance that the EMP application will be approved or that any financing will be completed on the terms sought or at all.

Highlights for the Three Months Ended September 30, 2025

Operational Highlights

Operational Update

During July 2025, we converted two of our existing vertical injection recovery wells to horizontal sidetracks where each well now extends approximately 1,500 feet into high grade colemanite zones of the Project. The mine plan incorporated into the Preliminary Feasibility Study published during August 2025 (the “PFS”) contemplates the installation of 27 horizontal wells and the use of jet pumps for artificial lift. Over the next several months, we plan to operate these newly drilled horizontal injection recovery wells to refine our operational strategy for the proposed commercial-scale wellfield and to confirm expectations related to head grade. We expect to submit a final mine plan to the EPA for review based on the performance of the horizontal sidetrack wells.

Preliminary Feasibility Study, Technical Report Summary, Capital Estimate and Timeline to Final Investment Decision

In August 2025, we issued our Preliminary Feasibility Study prepared in accordance with Regulation S-K 1300, which focuses on Phase 1 for our Fort Cady Project to develop a 130,000 short ton per annum boric acid plant. We believe the PFS demonstrates a world-class resource, management’s firm understanding and direction for the business, which can position the Company to achieve profitability, generate cash flow, and reduce risk.

Due to the current favorable market backdrop and growing importance of critical materials, we continue to focus primarily on further defining our boron reserves, and to work towards developing a commercial-scale facility for the production of borates, calcium chloride and gypsum. A focus on boron extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food security, national defense and production of domestic supply and our focus on high value in use materials and applications.

The PFS resulted in conversion of approximately 41% of our total mineral resource and established approximately 5.3 million short tons of boric acid reserves with an average grade of 8.03% (B2O3) and an initial 39.5-year life of mine utilizing an in-situ leaching mining method. The PFS allows for optionality for future expansion phases to develop the remaining portions of our total resource and future endeavors into value added advanced boron derivatives.

The financial model for the economic analysis included in the PFS was based upon a third-party preliminary market study which evaluated future supply and demand thematics for the boric acid market, as well as capital estimates developed by third-party EPC firms. The PFS included a capital estimate of approximately $367 million, a 15% contingency of approximately $55 million, and owner’s costs of approximately $13 million, for an aggregate capital estimate of approximately $435 million. The capital estimate includes the anticipated costs for a natural gas combined heat and power COGEN facility that will power Phase 1 of the Project. The estimated accuracy range for the capital estimate is ±25%, which is consistent with industry standards for an Association for Advancement of Cost Engineering Class 4 estimate for projects at the PFS stage. However, our capital estimate is supported by a comprehensive suite of engineering deliverables, including process flow diagrams, simulation and material balance data that are derived from real-time operating and mining data obtained from the SSF, equipment lists, preliminary design documentation, and advanced vendor testing, all of which contribute to a well-substantiated capital cost basis.

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

Although our PFS focused on Phase 1 of commercial production, we have retained optionality for additional expansion phases and advanced boron derivatives.

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

September 2024 Notes Offering

On September 16, 2024, we entered into a third amendment (“Amendment No. 3”) to a January 2024 amended and restated note purchase agreement (as described in Note 7-Debt, of Part I, Item 1 of this Quarterly Report, the “January 2024 Amended and Restated Note Purchase Agreement”) and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as convertible notes issued in June of 2024 (as described in Note 7–Debt of Part I, Item 1 of this Quarterly Report, the “June 2024 Notes”), in an aggregate principal amount of $6.0 million (the “September 2024 Notes”) to Bluescape Special Situations IV (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC for and on behalf of Strategic SP (together with Meridian, “Ascend”), and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 3 (the “September 2024 Amended and Restated Note Purchase Agreement”). The net proceeds to us for the September 2024 Notes were approximately $5.5 million after deducting issuance costs and fees payable by us.

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

Debt Exchange and Related Agreements

During March 2025, we completed a debt restructuring transaction with Bluescape, Meridian and Ascend in connection with certain restructuring and recapitalization transactions with respect to our capital structure (collectively the “Exchange Transaction”), including our Convertible Notes issued pursuant to the Amended and Restated Note Purchase Agreement. The Exchange Transaction resulted in:

•
the issuance of an aggregate of 13,586,524 shares of our Common Stock on March 5, 2025, to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes and the extinguishment of all indebtedness owed by us under the Amended and Restated Note Purchase Agreement (the “Exchange”);
•
the issuance and sale by us of 1,408,173 shares of Common Stock to Ascend and Bluescape on March 14, 2025, at a price per share of $3.5507 (the “Subscription Price”) for aggregate net proceeds of approximately $4.9 million;
•
the issuance by us to Ascend and Bluescape of warrants on March 13, 2025 that expire March 13, 2026 to purchase up to 5,632,692 shares of Common Stock, at a price per share equal to the Subscription Price; and
•
the right of each of Ascend and Bluescape to designate two directors to serve on our Board of Directors (“Board”) for so long as such party beneficially owns 25% of our Common Stock and one director to serve on our Board for so long as such party beneficially owns 10% of our Common Stock.

May 2025 Equity Offering

On May 12, 2025 and May 13, 2025, we entered into subscription agreements to issue and sell an aggregate of 1,984,709 shares of our Common Stock at a price of $3.55 per share (collectively, the “May 2025 Subscription”). In connection with the May 2025 Subscription, we also issued 37,042 shares of our Common Stock as an advisory fee. The May 2025 Subscription closed on May 15, 2025 and resulted in aggregate net proceeds to us of approximately $6.4 million after deducting fees and other offering expenses.

August 2025 Equity Offering

On August 21, 2025, we entered into an underwriting agreement to issue and sell an aggregate of 2,374,481 shares of our Common Stock at a price of $3.50 per share (the “August 2025 Equity Offering”). The August 2025 Offering closed on August 25, 2025, and resulted in aggregate net proceeds of approximately $7.4 million after deducting underwriting discounts and commissions, and other offering expenses paid or payable by us.

Financing Transactions — Liquidity Considerations and Going Concern

Although the August 2025 Equity Offering provided net cash proceeds of approximately $7.7 million (exclusive of related costs that remain payable as of September 30, 2025) and improved our cash position, we continue to operate under a business plan that includes reductions in certain spending, and we will need additional financing in order to continue as a going concern for a period of at least one year after the date we issue this Quarterly Report. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management’s control as of the date of this Quarterly Report. Therefore, there exists substantial doubt regarding our ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1-Basis of Financial Statement Presentation of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report and “Liquidity and Capital Resources” below for more information.

Reverse Stock Split

On February 14, 2025, we effected a 1-for-23 reverse stock split (the “Reverse Stock Split”) of our Common Stock. As such, all references to the number of shares and per share amounts of our Common Stock included in this Quarterly Report on Form 10-Q have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended September 30,		Variance
	2025	2024	$	%
	(in thousands)
COSTS AND EXPENSES
Project expenses	$1,156	$1,554	$(398)	-26%
Small-scale facility operating costs	833	1,587	(754)	-48%
General and administrative	3,432	4,798	(1,366)	-28%
Depreciation and amortization expense	5,314	4,972	342	7%
Total costs and expenses	10,735	12,911	(2,176)	-17%
LOSS FROM OPERATIONS	(10,735)	(12,911)	2,176	-17%
NON-OPERATING INCOME (EXPENSE)
Interest income	55	23	32	139%
Other income	—	1	(1)	-100%
Derivative gain	—	2,187	(2,187)	-100%
Interest expense	(6)	(2,155)	2,149	-100%
Other expense	(4)	(4)	—	0%
Total non-operating income (expense)	45	52	(7)	-13%
Income tax expense (benefit)	—	—	—	N/A
NET INCOME (LOSS)	$(10,690)	$(12,859)	$2,169	-17%

* Represents a percentage change greater than +/- 300%

Comparison of the three months ended September 30, 2025 and 2024

Project expenses

Project expenses include drilling, plug and abandonment, site preparation, engineering (excluding amounts eligible to be capitalized), consumables, testing and sampling, hydrology, permits, surveys, certain consultants and other expenses associated with further progressing our Project. For the three months ended September 30, 2025, Project expenses decreased $398 thousand, or 26%, versus the comparable period in the prior year. The decrease was primarily the result of decreases in: (i) site-related costs ($0.3 million), and (ii) insurance costs ($0.1 million).

Small-scale facility operating costs

Small-scale facility operating costs consist of raw materials, salaries and benefits for employees that are directly responsible for the operation of the SSF, and maintenance and upkeep related to the SSF. For the three months ended September 30, 2025, Small-scale facility operating costs decreased $754 thousand, or 48%, versus the comparable period in the prior year. The decrease was primarily the result of decreases in: (i) salaries and benefits for our employees directly responsible for operating the SSF ($0.5 million), (ii) raw materials necessary to operate the SSF and produce boric acid ($0.1 million), and (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.2 million).

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries for administrative personnel within the Company, share based compensation, certain consultants, investor relations and other expenses. For the three months ended September 30, 2025, general and administrative expenses decreased $1.4 million, or 28%, versus the comparable period in the prior fiscal year. The decrease was primarily the result of decreases in: (i) incentive compensation related costs, inclusive of share-based compensation expense ($0.9 million), which is primarily the result of $1.1 million of share-based compensation expense recognized during the three months ended September 30, 2024 due to the acceleration of expense associated with a severance agreement with a former employee, (ii) professional and legal fees ($0.5 million), (iii) miscellaneous and travel costs as a result of cost cutting measures across the organization ($0.2 million), (iv) insurance related costs ($0.2 million), and (v) employee severance costs ($0.1 million). These decreases were offset by increases in (i) marketing and investor relation related costs ($0.4 million) and (ii) commercial consulting costs ($0.1 million)

Depreciation and amortization expense

Depreciation and amortization relate to use of our SSF, injection and recovery wells, owned or leased vehicles, buildings and equipment and the accretion of our asset retirement obligations. For the three months ended September 30, 2025, depreciation and amortization expense increased $342 thousand, or 7%, versus the comparable period in the prior year. The increase was primarily due to the combined effect of (i) our beginning to depreciate $2.1 million of costs incurred for the horizontal sidetracks we drilled from our existing injection and recovery wells during the quarter ended September 30, 2025, and (ii) the reduction in useful life of the injection and recovery wells from 5.0 years to 3.75 years to more closely align with our operational and development plans.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents and reclamation bond deposits in short-term (original maturities of three months or less) investments of highly liquid treasury bills and certificates of deposit. For the three months ended September 30, 2025, interest income increased $32 thousand, or 139%, versus the comparable period in the prior fiscal year. The increase was primarily due to the combined effect of (i) improved management of idle funds, and (ii) interest income from the reclamation bond deposit account that was established during April 2025.

Other income

Other income is primarily derived from the sale of scrap and other materials. For the three months ended September 30, 2025, we did not recognize other income from the sale of scrap materials, versus $1 thousand recognized for the sale of scrap materials during the comparable period in the prior fiscal year.

Derivative gain

Derivative gain (loss) results from changes in the fair value of the embedded conversion features relating to degressive issuance provisions originally contained in an amended and restated note purchase agreement entered into during May of 2024, and subsequently incorporated into and continue under the September 2024 Amended and Restated Note Purchase Agreement. These conversion features were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative”), each as discussed within Note 7-Debt and Note 8-Convertible Note Derivatives to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

There was no unrealized derivative gain (loss) during the three months ended September 30, 2025, as the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative each expired on December 31, 2024, prior to the beginning of such period.

The unrealized derivative gain (loss) during the three months ended September 30, 2024 was primarily due to a decrease in our stock price during the period, which resulted in a gain on the June 2024 Convertible Note Derivative. Our stock price on June 28, 2024 (the last trading day prior to the end of our 2024 fiscal year) and September 30, 2024 (the end of the prior year fiscal quarter) was $27.83 and $12.42, respectively. The observed decline in our stock price, particularly to a price below the Conversion Price for the June 2024 Notes, resulted in a decline in the value of the embedded conversion feature and a resulting derivative gain of $2.4 million. This derivative gain was offset, to a lesser extent, by a loss with respect to the September 2024 Convertible Note Derivative during the same period. The unrealized derivative loss was primarily due to an increase in our stock price from $11.50 on September 16, 2024 (the issuance date of the September 2024 Notes) to $12.42 on September 30, 2024 (the end of the prior year fiscal quarter). On December 31, 2024, upon the expiration of the degressive issuance conversion feature associated with the June 2024 Notes and September 2024 Notes, the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative expired and the remaining aggregate fair value of such derivatives of $3.6 million was transferred to additional paid-in capital.

Interest expense

Interest expense primarily related to interest expense incurred on the Convertible Notes and was net of amounts capitalized to construction-in-progress. Prior to the January 2024 Amended and Restated Note Purchase Agreement, the Convertible Notes accrued interest at a rate of 6.0% when interest was paid-in-kind through the issuance of additional notes. Subsequent to the January 2024 Amended and Restated Note Purchase Agreement, the Convertible Notes accrued interest at a rate of 10.0% when interest was paid-in-kind through the issuance of additional notes, with such rate also applying to the June 2024 Notes, September 2024 Notes and January 2025 Notes. We also recognized interest expense for the amortization of debt issuance costs and the amortization of debt discounts on the Convertible Notes. As part of the modification of the terms of our debt associated with the January 2024 Amended and Restated Note Purchase Agreement, the modified debt was recognized at fair value on our balance sheet which eliminated the prior debt discount and prior debt issuance costs that were amortized to interest expense. In connection with the Exchange Transaction on March 5, 2025, all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement was extinguished and the recognition of interest expense ceased.

For the three months ended September 30, 2025, interest expense decreased $2.1 million, versus the comparable period in the prior fiscal year. The decrease was due to the extinguishment of the Convertible Notes and recognition of interest expenses thereon.

Other expense

Other expense relates to losses on foreign currency transactions, certain non-income related taxes and penalties. For the three months ended September 30, 2025, other expense was $4 thousand, consistent with the comparable period in the prior fiscal year.

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had cash and cash equivalents of $5.5 million and a working capital deficit of $1.5 million compared to $3.8 million of cash and cash equivalents and a working capital deficit of $1.8 million as of June 30, 2025. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions.

Our predominant source of cash has been generated through equity financing from issuances of our common stock and equity-linked securities, including our previously outstanding Convertible Notes. Since inception, we have not generated revenues, and as such, have relied on equity financing and equity-linked instruments to fund our operating and investing activities. As a result of the Exchange Transaction (as defined in Note 1-Basis of Financial Statement Presentation in Item 1 of this Quarterly Report) in March of 2025, all outstanding indebtedness pursuant to the Convertible Notes was extinguished in exchange for equity interest in the Company, and the financial covenant requiring us to maintain a minimum cash balance was eliminated.

During fiscal year 2026, we completed the August 2025 Equity Issuance aimed at strengthening our balance sheet, to help fund mining and SSF operations. wellfield development and analysis, and advanced planning for FEL-3 engineering.

A summary of our cash flows for the three months ended September 30, 2025 and 2024 follows.

	For the three months ended September 30,		Variance
	2025	2024	$	%
	($ in thousands)
Net cash used in operating activities	$(4,298)	$(6,375)	$2,077	-33%
Net cash used in investing activities	(1,446)	(400)	(1,046)	262%
Net cash provided by financing activities	7,376	8,730	(1,354)	-16%
Net increase (decrease) in cash and cash equivalents	$1,632	$1,955	$(323)	-17%

* Represents a percentage change greater than +/- 300%

Cash Flows Used For Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of general and administrative costs (exclusive of share based compensation), costs incurred in furthering the Project, and operating costs of the SSF. During the three months ended September 30, 2025, we used $4.3 million of cash for operating activities, a decrease of approximately $2.1 million or 33% compared to the comparable period in the prior fiscal year. The decrease in cash used in operations during the current period primarily results from decreases in Small-scale facility operating costs, Project expenses and General and administrative expenses, net of non-cash share-based compensation expense (refer to the discussion of period-over-period changes in Small-scale facility operating costs, Project expenses and General and administrative expenses within Results of Operations above for additional details).

Cash Flows Used For Investing Activities

Our cash flows used for investing activities primarily relate to wellfield development activities, equipment purchases, stage 2 of our front-end loading (“FEL-2”) engineering and related vendor testing related to our commercial-scale facility, and advanced planning for stage 3 of our front-end loading (“FEL-3”) engineering program. During the three months ended September 30, 2025, we used $1.4 million of cash for investing activities, an increase of approximately $1.0 million, or 262%, compared to the comparable period in the prior fiscal year. The increase in cash used in investing activities primarily results from wellfield development activities during the three months ended September 30, 2025, including the horizontal sidetracks we drilled from two of our existing injection and recovery wells.

Cash Flows From Financing Activities

Our cash flows from financing activities primarily relate to equity and equity-linked financing transactions to fund our business and operations. Cash flows provided by financing activities for the three months ended September 30, 2025 were the result of approximately $7.7 million of net proceeds received from the August 2025 Equity Offering, which was offset by approximately $0.2 million of costs incurred in connection with an equity offering during May of 2025 and approximately $0.1 million of taxes paid upon the vesting and release of shares for equity awards.

Cash flows provided by financing activities for the three months ended September 30, 2024 were the result of (i) approximately $3.1 million of net proceeds received from the August 2024 Equity Offering (as defined in Note 10-Equity in Item 1 of this Quarterly Report), after recognition of the related costs and fees (exclusive of amounts payable and accrued as of September 30, 2024), and (ii) approximately $5.7 million of proceeds received from the issuance of the September 2024 Notes (as defined in Note 7-Debt in Item 1 of this Quarterly Report), after recognition of the related costs and fees (exclusive of amounts payable and accrued as of September 30, 2024).

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, costs necessary to further the engineering of our proposed commercial-scale facility, professional fees, operating costs for the SSF, Project related costs, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations, and $2.3 million primarily for raw materials for the operation of the SSF; materials, drilling and other services for the Company’s wellfield development program; engineering services and vendor tested related to the design of the proposed commercial-scale facility; environmental testing and other corporate services. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” and “Commitments and Contingencies” footnotes in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information on certain of these expenditures and obligations.

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
•
Pursue and optimize infrastructure capital expenditures for our proposed commercial-scale facility which could include expansion of non-potable water resources, upgrading shore power, connection to a natural gas network, preparing certain lands for the construction of the proposed commercial-scale facility, and constructing new access roads into and out of the location for our proposed commercial-scale facility; and
•
Further define our advanced boron materials strategy with consideration to engineering and repurposing our SSF once sufficient data has been obtained for flow sheet optimization and the production of product for customer qualification.

Although the August 2025 Equity Offering improved our cash position, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing within the next twelve months. Absent additional financing, we may no longer be able to meet our ongoing obligations, continue operations or achieve the milestones outlined above.

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

The receipt of any potential funding cannot be considered probable at this time because these plans are not entirely within our control as of the date of this Quarterly Report. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Quarterly Report. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund our operations, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects. Refer to the “Going Concern” discussion within Note 1-Basis of Financial Statement Presentation of the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information.

Critical Accounting Policies

A complete discussion of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no significant changes in our critical accounting policies during the three months ended September 30, 2025. Unless otherwise discussed, we believe that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state, and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. We plan to adopt ASU 2023-09 effective for our fiscal year ending June 30, 2026.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective dates of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. We are evaluating the impact that ASU 2024-03 will have on our related disclosures, including the adoption date and transition method.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this Item 3.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in the evaluation for the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Note 13-Commitments and Contingencies in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time become subject to various claims, legal proceedings, governmental inspections, audits, or investigations arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure you that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. You should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which could materially affect our business, financial condition, and future results. Additional risk and uncertainties not currently known to us may also materially adversely affect our business, financial condition, cash flows or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

Except as previously disclosed in Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission on August 25, 2025, there was a single unregistered sales of equity securities during the three months ended September 30, 2025.

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

None.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider Trading Arrangements and Policies.

During the three months ended September 30, 2025, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.

Date: November 13, 2025	By:	/s/ Paul Weibel
Paul Weibel
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Joshua Malm
Joshua Malm
Chief Financial Officer (Principal Financial Officer)