Form 10-Q
period 2025-12-31
5E Advanced Materials, Inc.
filed 2026-02-17
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41279

5E ADVANCED MATERIALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-3426517
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9329 Mariposa Road, Suite 210 Hesperia, CA	92344
(Address of principal executive offices)	(Zip Code)

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

As of February 13, 2026, the registrant had 41,511,883 shares of common stock, $0.01 par value per share, outstanding.

References herein to the “Company,” “we,” “our,” “us,” and "5E" refer to 5E Advanced Materials, Inc., and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025, and any documents incorporated by reference herein (this “Quarterly Report on Form 10-Q) include statements that express our and our subsidiaries’ opinions, expectations, beliefs, plans, goals objectives, assumptions or projections regarding future events or future financial performance and results, financial condition, business strategy, including certain projections, milestones, targets, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “forecasts,” “budgets,” “targets,” “aims,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, and in each case including their negative or other variations of comparable terminology. However, not all forward-looking statements contain these identifying words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our results of operations and financial position, our purchase order commitments, business strategy, plans and prospects, our ability to secure additional financing and continue as a going concern, our Preliminary Feasibility Study (as defined herein) and recently updated mineral resource estimate, statements regarding the success and enforceability of the Company's patent applications and other intellectual property protections, development plans, production capabilities, commercialization strategy, offtake discussions, customer qualification processes and success thereof, market demand for boron and lithium, the potential applications of the Company’s products across energy, defense, and industrial markets, ability to access and secure any government-based financing, our vision of becoming a leading global supplier of borates and advanced boron materials and our ability to continue to operate the small-scale facility (the “SSF”) and develop the Project (each as defined herein), production forecasts and capital expenditure estimates. Forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including risks described under the heading “Part I. Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Part I—Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 31,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$571	$3,836
Prepaid expenses	284	758
Deferred offering costs and other current assets	282	19
Total current assets	1,137	4,613
Mineral rights and properties, net	7,667	7,735
Construction in progress	3,076	3,050
Properties, plant and equipment, net	45,056	53,658
Reclamation bond deposits	1,569	1,532
Right of use asset	103	141
Total assets	$58,608	$70,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,813	$6,352
Lease liabilities, current	87	81
Total current liabilities	5,900	6,433
Long-term debt, net	—	22
Lease liabilities	24	68
Asset retirement obligations	1,064	1,016
Total liabilities	6,988	7,539

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 360,000 shares authorized; 23,512 and 20,018 shares outstanding December 31, 2025 and June 30, 2025, respectively	235	200
Additional paid-in capital	304,526	294,546
Retained earnings (accumulated deficit)	(253,141)	(231,556)
Total stockholders’ equity	51,620	63,190
Total liabilities and stockholders’ equity	$58,608	$70,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Operating expenses:
Project expenses	$1,801	$1,679	$2,957	$3,233
Small-scale facility operating costs	782	1,080	1,615	2,668
General and administrative	2,945	3,280	6,377	8,077
Depreciation and amortization expense	5,377	4,992	10,691	9,962
Total operating expenses	10,905	11,031	21,640	23,940
Income (loss) from operations	(10,905)	(11,031)	(21,640)	(23,940)

Non-operating income (expense):
Interest income	26	25	81	48
Other income	—	4	—	4
Derivative gain (loss)	—	(830)	—	1,357
Interest expense	(5)	(2,430)	(11)	(4,585)
Other expense	(11)	—	(15)	(5)
Total non-operating income (expense)	10	(3,231)	55	(3,181)

Income (loss) before income taxes	(10,895)	(14,262)	(21,585)	(27,121)

Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(10,895)	$(14,262)	$(21,585)	$(27,121)

Net income (loss) per common share — basic and diluted	$(0.48)	$(4.76)	$(0.99)	$(9.28)
Weighted average common shares outstanding — basic and diluted	22,711	2,995	21,852	2,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(21,585)	$(27,121)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,691	9,962
Share-based compensation	620	1,529
Common stock issued for services	71	—
Gain on convertible note derivatives	—	(1,357)
Accretion of asset retirement obligations	48	39
Amortization of debt issuance costs and discount — convertible notes	—	758
Amortization of right of use asset	38	79
Interest earned on reclamation bond	(37)	(4)
Change in:
Prepaid expenses and other current assets	211	1,286
Accounts payable and accrued liabilities	420	3,152
Net cash used in operating activities	(9,523)	(11,677)

Cash Flows From Investing Activities:
Construction in progress	(785)	(856)
Properties, plant and equipment additions	(2,221)	(11)
Properties, plant and equipment disposals	200	—
Refund on previously acquired equipment	—	86
Net cash used in investing activities	(2,806)	(781)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	7,154	3,018
Proceeds from warrant exercises	2,000	—
Proceeds from issuance of convertible notes	—	6,000
Debt issuance costs	—	(480)
Payments on note payable	(22)	(21)
Taxes paid for equity award vesting	(68)	(131)
Net cash provided by financing activities	9,064	8,386

Net increase (decrease) in cash and cash equivalents	(3,265)	(4,072)
Cash and cash equivalents at beginning of period	3,836	4,896
Cash and cash equivalents at end of period	$571	$824

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6	$1

Noncash Investing and Financing Activities:
Construction in progress transferred to properties, plant and equipment (Note 4)	$2,119	$—
Accounts payable and accrued liabilities change related to capital additions	(760)	(81)
Accounts payable and accrued liabilities change related to debt issuance costs	—	(271)
Accounts payable and accrued liabilities change related to equity issuance costs	(238)	—
Interest paid through issuance of additional convertible notes (Note 7)	—	3,392
Fair value of common stock issued in exchange for services	71	—
Increase in asset retirement costs	$—	$23
Convertible note derivatives liability reclassification to equity (Note 10)	—	3,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	2,753	$28	$210,679	$(200,001)	$10,706
Issuance of common stock, net of offering costs	232	2	1,520	—	1,522
Issuance of warrants, net of offering costs	—	—	1,502	—	1,502
Vesting of restricted share units	10	—	(127)	—	(127)
Share-based compensation expense	—	—	1,350	—	1,350
Net income (loss)	—	—	—	(12,859)	(12,859)
Balance at September 30, 2024	2,995	$30	$214,924	$(212,860)	$2,094
Vesting of restricted share units	—	—	(9)	—	(9)
Share-based compensation expense	—	—	179	—	179
Convertible note derivative liability reclassification	—	—	3,601	—	3,601
Net income (loss)	—	—	—	(14,262)	(14,262)
Balance at December 31, 2024	2,995	$30	$218,695	$(227,122)	$(8,397)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	20,018	$200	$294,546	$(231,556)	$63,190
Issuance of common stock, net of offering costs	2,374	24	7,368	—	7,392
Vesting of restricted share units	33	—	(68)	—	(68)
Common stock issued for services	20	—	71	—	71
Share based compensation expense	—	—	302	—	302
Net income (loss)	—	—	—	(10,690)	(10,690)
Balance at September 30, 2025	22,445	$224	$302,219	$(242,246)	$60,197
Issuance of common stock, warrant exercise	1,067	11	1,989	—	2,000
Share based compensation expense	—	—	318	—	318
Net income (loss)	—	—	—	(10,895)	(10,895)
Balance at December 31, 2025	23,512	$235	$304,526	$(253,141)	$51,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the U.S. Securities and Exchange Commission on September 29, 2025. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2025, results of operations for the three and six months ended December 31, 2025 and 2024 and cash flows for the six months ended December 31, 2025 and 2024 have been included. Operating results for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2026.

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

Debt Exchange

During March 2025, the Company completed a debt restructuring transaction with BEP Special Situations IV LLC (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC (“Ascend”), for and on behalf of Strategic SP (together with Meridian, “Ascend”) in connection with certain restructuring and recapitalization transactions with respect to the Company’s capital structure (collectively the “Exchange Transaction”), including the Company’s Convertible Notes (as defined in Note 7-Debt) issued pursuant to the Amended and Restated Note Purchase Agreement (as defined in Note 7-Debt). The Exchange Transaction resulted in:

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

As a pre-revenue development stage company, the Company is dependent on debt and equity financing transactions to fund its continued development and operational activities. While the Company has continued to execute a number of financing transactions, as described in Note 10-Equity and Note 15-Subsequent Events, each of which have improved the Company’s cash position, and while the Company continues to operate under a business plan that includes reductions in certain spending, management anticipates the need for additional financing to maintain its operations and carry out its business objectives. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these condensed consolidated financial statements. Therefore, there exists substantial doubt regarding the Company's ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations and business objectives, the Company will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, reclamation bond deposits, vehicle notes, accounts payable and accrued liabilities, and lease liabilities. Management believes the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these instruments, due to their short-term nature, approximate their carrying value.

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

Reclassifications

Certain reclassifications have been made to prior reported amounts in order to conform to the current period’s presentation. These reclassifications did not impact our previously reported net income (loss), stockholders’ equity or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective dates of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures, including the adoption date and transition method.

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following at the end of each period presented.

	December 31,	June 30,
	2025	2025
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $134 and $66 as of December 31, 2025 and June 30, 2025, respectively(1)	387	455
Mineral rights and properties, net	$7,667	$7,735

(1)
Represents the carrying value of capitalized costs associated with asset retirement obligations, as discussed in Note 5-Asset Retirement Obligations.

3. Construction in Progress

During the six months ended December 31, 2025, the Company drilled horizontal sidetracks from two of its existing injection and recovery wells and therefore transferred approximately $2.1 million of costs incurred that were previously recorded as construction in progress to property, plant and equipment, inclusive of amounts capitalized as construction in progress related to injection and recovery wells as of June 30, 2025. Refer to Note 4-Properties, Plant and Equipment, Net for additional details. Construction in progress consisted of the following at the end of each period presented.

	December 31,	June 30,
	2025	2025
	(in thousands)
Engineering services and vendor testing	$2,919	$2,525
Injection and recovery wells	—	374
Buildings	72	66
Capitalized interest	85	85
Total construction in progress	$3,076	$3,050

4. Properties, Plant and Equipment, Net

During the six months ended December 31, 2025, the Company drilled horizontal sidetracks from two of its existing injection and recovery wells and therefore transferred approximately $2.1 million of costs incurred that were previously recorded as construction in progress to property, plant and equipment. Properties, plant and equipment, net consisted of the following at the end of each period presented.

	Depreciation	Estimated useful	December 31,	June 30,
Asset category	method	life (in years)	2025	2025
			(in thousands)
Land	N/A	—	$1,533	$1,533
Small-scale facility — plant	Straight-line	3.75	68,775	69,313
Injection and recovery wells	Straight-line	3.75(1)	8,253	6,134
Buildings	Straight-line	7-15	979	979
Vehicles	Straight-line	3-5	305	305
Other plant and equipment	Straight-line	5-10	817	754
			80,662	79,018
Less accumulated depreciation			(35,606)	(25,360)
Properties, plant and equipment, net			$45,056	$53,658

(1)
Effective July 1, 2025, the estimated useful life of the injection and recovery wells were revised downward from 5 years to 3.75 years to align with the Company’s revised operational and development plans. The costs transferred to properties, plant and equipment for the horizontal sidetracks drilled during the six months ended December 31, 2025, are being depreciated over the remaining life of such wells.

The Company recognized depreciation expense of approximately $5.3 million and $5.0 million for the three months ended December 31, 2025 and 2024, respectively.

The Company recognized depreciation expense of approximately $10.6 million and $10.0 million for the six months ended December 31, 2025 and 2024, respectively.

5. Asset Retirement Obligations

The change in the Company’s asset retirement obligations during the period presented and the balance of its accrued reclamation liabilities at the end of the period are set forth below.

Six months ended
December 31, 2025
(in thousands)
Asset retirement obligation — beginning of period	$1,016
Accretion	48
Asset retirement obligation — end of period	$1,064

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	December 31,	June 30,
	2025	2025
	(in thousands)
Accounts payable - trade(1)	$920	$893
Accrued expenses	1,467	841
Accrued capital expenditures	2,836	3,529
Accrued payroll	546	866
Income taxes payable - federal	—	179
Current portion of debt	44	44
Accounts payable and accrued liabilities	$5,813	$6,352

(1)
Includes $43 thousand and $110 thousand related to capital expenditures as of December 31, 2025, and June 30, 2025, respectively.

7. Debt

Long Term Debt

Long-term debt consisted of the following at the end of each period presented.

	December 31,	June 30,
	2025	2025
	(in thousands)
Vehicle notes payable	$44	$66
Total debt	44	66
Current portion of debt	44	44
Long-term debt	$—	$22

Interest expense consisted of the following for each period presented.

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
	(in thousands)
Convertible notes interest	$—	$2,027	$—	$3,886
Vehicle notes interest	1	1	1	2
Amortization of debt issuance costs and discount — convertible notes	—	434	—	758
Other interest	4	—	10	—
Gross interest expense	5	2,462	11	4,646
Less: amount capitalized to construction in progress	—	32	—	61
Interest expense, net of amounts capitalized	$5	$2,430	$11	$4,585

Effective interest rate — convertible notes(1)	N/A	13.6%	N/A	13.1%

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

Convertible Notes - Background

In August 2022, the Company entered into a $60.0 million private placement of senior secured convertible notes (the “August 2022 Notes”) with Bluescape, which were secured by substantially all of the Company’s assets. The August 2022 Notes were subsequently amended and restated several times to transfer certain ownership of the debt to Ascend, to modify conversion terms, extend maturities, adjust interest provisions and issue additional tranches of notes to Bluescape and Ascend (together, the “Convertible

Notes”). Interest on the Convertible Notes was payable semi-annually on February 15 and August 15 of each year, either in cash or through the issuance of additional notes. The agreement that governed the Convertible Notes, including the various amended and restated forms of such agreement (collectively, the “Amended and Restated Note Purchase Agreement”) also included various minimum cash covenants that were periodically waived and extended.

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

The conversion rate applicable to the Convertible Notes issued in June 2024 (the “June 2024 Notes”) and the September 2024 Notes was subject to adjustment if, after the issuance date of such notes and on or prior to December 31, 2024, the Company sold Common Stock or any other equity-linked securities in one or more transactions at an effective price per share that was less than the respective conversion price then in effect, subject to certain exemptions (a “Degressive Issuance”). In the event of a Degressive Issuance, the conversion rate applicable to the respective Convertible Notes was subject to adjustment based on the weighted average issuance price of the securities sold in such Degressive Issuance, as set forth in the Amended and Restated Note Purchase Agreement. As part of the August 2024 Equity Offering (as further described and defined in Note 10-Equity), a Degressive Issuance provision applicable to the June 2024 Notes resulted in an adjustment to the conversion rate applicable to the June 2024 Notes. A Degressive Issuance did not occur with respect to the September 2024 Notes prior to the expiration of such feature on December 31, 2024.

Convertible Notes - Derivatives

The Degressive Issuance feature associated with the June 2024 Notes and September 2024 Notes were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative,” respectively, and together, the “Convertible Note Derivatives”) through December 31, 2024. Refer to Note 8-Convertible Note Derivatives for additional details regarding the accounting for the Convertible Note Derivatives.

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

Changes in the fair value between periods were recognized in Derivative gain (loss) in the statement of operations but had no related impact on the Company’s cash position or cash flows. The provision that resulted in separate accounting for the June 2024 Convertible Note Derivative began June 11, 2024 in connection with the issuance of the June 2024 Notes, and on September 16, 2024 for the September 2024 Convertible Note Derivative in connection with the issuance of the September 2024 Notes. Each of these provisions expired on December 31, 2024, and accordingly, the Convertible Note Derivatives were derecognized, and the remaining fair values were transferred to additional paid-in capital on such date. Refer to Note 10-Equity for additional information. There were no other derivative instruments outstanding for any period after December 31, 2024.

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

9. Financial Instruments and Fair Value Measurements

At December 31, 2025, cash equivalents, trade and other payables, as well as vehicle notes approximated their fair value due to their short-term nature. The Company’s financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1. The Convertible Notes and Convertible Note Derivatives were classified as Level 2 and Level 3, respectively, while outstanding. The reconciliation of changes in the fair value of the Convertible Note Derivatives for the period outstanding can be found in Note 8-Convertible Note Derivatives.

10. Equity

The Company is authorized to issue up to 360,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value, $0.01 per share. The Company has no outstanding shares of preferred stock.

August 2024 Equity Offering

On August 27, 2024, the Company completed an offering (the “August 2024 Equity Offering”) of (i) 231,884 shares (the “Shares”) of Common Stock, (ii) Series A warrants to purchase up to an aggregate of up to 231,885 shares of Common Stock (the “Series A Warrants”) and (iii) Series B warrants to purchase an aggregate of 231,885 shares of Common Stock (the “Series B Warrants”, and collectively with the Series A Warrants, the “2024 Warrants”). The Shares and 2024 Warrants were offered and sold on a combined basis for consideration equating to $17.25 for one Share and two 2024 Warrants. This transaction resulted in net proceeds to the Company of approximately $3.0 million after deducting placement agent fees and other offering expenses. The aggregate net proceeds and issuance costs associated with the August 2024 Equity Offering were allocated to the Shares and 2024 Warrants based upon the relative fair value of such items on the offering date.

Convertible Note Derivative Reclassification

On December 31, 2024, the provision that resulted in separate accounting for the Convertible Note Derivatives expired. Accordingly, the remaining $3.6 million fair value associated with the Convertible Note Derivatives was derecognized as a liability and transferred to additional paid-in capital on such date. Refer to Note 7-Debt and Note 8-Convertible Note Derivatives for additional information.

Shares Issued for Services

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

December 2025 Warrant Exercise

In connection with the Exchange Transaction, on March 13, 2025, and as further described in Note 1-Basis of Financial Statement Presentation, the Company issued Restructuring Warrants to purchase up to an aggregate of 5,632,692 shares of Common Stock, comprised of warrants to purchase up to 2,816,346 shares to Bluescape and warrants to purchase up to 1,408,173 shares to each of Meridian and Ascend. The Restructuring Warrants were immediately exercisable, had an exercise price of $3.5507 per share, and would expire on the first anniversary of the issuance.

On December 4, 2025, the Company entered into amendments to the Restructuring Warrants with each of Bluescape, Ascend and Meridian (the “Warrant Amendments”). The Warrant Amendments permitted each holder to exercise its Restructuring Warrants on a cashless basis after the holder exercised at least 10% of the shares underlying its Restructuring Warrants for cash.

On December 4, 2025, each of Bluescape, Ascend and Meridian exercised their respective Restructuring Warrants in full (10% cash exercise and 90% cashless exercise). Under the cashless exercise feature, the number of shares issued upon net exercise was determined using a formula that compared the five-day volume weighted price on the date the Company received notice from the warrant holder of its intent to exercise the warrants to the existing warrant exercise price. In connection with the exercise, the Company issued 1,067,296 shares of its Common Stock and received approximately $2.0 million in cash proceeds. The cash proceeds received from the cash exercises were recorded as an increase to stockholders’ equity. The shares issued in connection with the cashless exercises resulted in a reclassification within stockholders’ equity associated with the net share settlement of the Restructuring Warrants. Following the exercises, Bluescape, Ascend and Meridian held no additional warrants.

Warrant Terms

The Series A Warrants and the Series B Warrants became exercisable on February 27, 2025. The Series A Warrants will expire on February 27, 2030, and the Series B Warrants will expire on February 27, 2027. The exercise price for each of the 2024 Warrants is $18.3563 per share.

The 2024 Warrants and previously outstanding Restructuring Warrants (collectively, the “Warrants”) contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. The Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the respective Warrant), including the right of the holder thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Common Stock in such fundamental transaction in the amount of the Black Scholes value (as described in the respective Warrant) of the unexercised portion of the Warrant on the date of the consummation of such fundamental transaction. The Warrants include cashless exercise rights to the extent the resale of the shares of Common Stock underlying the Warrants is not registered under the Securities Act.

Vesting of Equity Awards

During the three months ended December 31, 2025 and 2024, the Company issued none and less than 1 thousand shares of its Common Stock upon the vesting of equity awards, respectively. During the six months ended December 31, 2025 and 2024, the

Company issued approximately 33 thousand shares and 10 thousand shares of its Common Stock upon the vesting of equity awards, respectively. The vesting events did not result in any cash proceeds to the Company.

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

As a result of the August 2024 Equity Offering, the Company was precluded from utilizing the ATM Program for one year following the closing of the offering, and as a result approximately $410,000 of costs previously capitalized for the ATM Program were written-off to general and administrative expense during the three and six months ended December 31, 2024. On August 14, 2025, the Equity Distribution Agreement was terminated pursuant to the terms therein. The Company is not subject to any termination penalties related to the termination of the Equity Distribution Agreement. The Company did not sell any shares of Common Stock under the Equity Distribution Agreement.

11. Share Based Compensation

Share based compensation expense is included in general and administrative expense and represents costs associated with restricted share unit (“RSU”) and performance share unit (“PSU”) activity and options granted to directors, employees, and consultants of the Company. Share based compensation expense consisted of the following for the periods presented.

	Three months ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Share-based compensation expense — service based
ABR Employee share option plan	$—	$66	$—	$167
2022 Equity Compensation Plan — Options	177	33	352	55
2022 Equity Compensation Plan — PSUs	20	35	22	25
2022 Equity Compensation Plan — RSUs	121	45	246	1,282
Total share-based compensation expense	$318	$179	$620	$1,529

As of December 31, 2025, the Company had approximately $1.7 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that is expected to be recognized over a weighted average period of approximately 1.1 years.

Stock Options

Option grants are made under the 2022 Equity Compensation Plan and vest ratably over the vesting period, which is generally three years or less. No stock option awards were granted during the six months ended December 31, 2025. The significant assumptions used to estimate the fair value of stock option awards granted during the six months ended December 31, 2024, using a Black-Scholes option valuation model are as follows.

Six months ended December 31,
2024
Exercise price	$23.69 - $29.21
Share price	$10.58 - $14.26
Volatility	99.2% - 99.9%
Expected term in years	2.8 - 2.9
Risk-free interest rate	3.4% - 4.1%
Dividend rate	Nil

The following table summarizes stock option activity for each of the periods presented.

	Six months ended December 31,
	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	647	$18.31	174	$214.51
Granted	—	—	24	26.70
Expired/forfeited	(11)	378.35	(72)	120.89
Outstanding at end of the period	636	12.57	126	232.53

Vested at the end of the period	17	177.68	90	314.37
Unvested at the end of the period	619	$7.93	36	$27.54

The weighted average remaining life of vested options as of December 31, 2025 and 2024, was approximately 7.3 years and 2.0 years, respectively. As of December 31, 2025 and 2024, the maximum expiration date for vested options was approximately 7.3 and 8.3 years, respectively.

As of December 31, 2025, there was approximately $1.5 million of unrecognized compensation cost related to 619 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.1 years. As of December 31, 2025 and 2024, the maximum expiration date for unvested options was approximately 3.4 and 2.6 years, respectively.

The following table summarizes the activity for unvested options for each of the periods presented.

	Six months ended December 31,
	2025		2024
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	619	$3.25	15	$41.12
Granted	—	—	24	5.46
Vested	—	—	(3)	141.22
Unvested at end of the period	619	$3.25	36	$9.26

As of December 31, 2025 and 2024, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company’s stock price on such dates. There were no options exercised during the six months ended December 31, 2025 and 2024.

Full Value Awards (Restricted Share Units and Performance Share Units)

The following table summarizes RSU and PSU activity for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2025	55.6	11.36	22.8		$30.11	78.4
Granted	87.1	3.35	—		—	87.1
Vested	(50.8)	8.02	(0.4)		266.30	(51.2)
Forfeited	(1.6)	4.25	—		—	(1.6)
Non-vested shares/units outstanding at December 31, 2025	90.3	$5.64	22.4		$25.57	112.7

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2024	16.0	$58.95	4.1		$131.68	20.1
Granted	15.3	11.95	19.8	(1)	11.62	35.1
Vested	(14.5)	43.66	—		—	(14.5)
Forfeited	(0.5)	11.62	(1.0)		56.58	(1.5)
Non-vested shares/units outstanding at December 31, 2024	16.3	$29.78	22.9		$31.18	39.2

(1)

During the three and six months ended December 31, 2024, approximately 19.8 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%, 3) achievement of an enterprise value in excess of $200 million, and 4) achievement of an enterprise value in excess of $300 million. The determination of the percentage of shares that ultimately vest will be made on the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

12. Earnings (Loss) Per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share includes certain adjustments to basic loss per share for income and to common shares outstanding that could occur if RSUs, PSUs, stock options and convertible securities such as the Convertible Notes and Warrants were exercised or converted into common stock. Diluted loss per share equals basic loss per share for the three and six months ended December 31, 2025 and 2024, as the effect of including dilutive securities in the calculation would be antidilutive.

For the three and six months ended December 31, 2025 and 2024, the following effects are excluded from the computation of dilutive loss per share as such effects would have an anti-dilutive effect.

	Three months ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Interest expense on convertible notes, net of amounts capitalized	$—	$2,429	$—	$4,583
Derivative gain (loss) — convertible note derivatives	$—	$(830)	$—	$1,357
Additional shares assuming conversion of convertible notes(1)	—	2,429	—	2,376
Additional shares assuming exercise of warrants	464	464	464	464
Stock options and unvested restricted stock units and performance share units	749	165	749	165

(1)
Represents the shares that would have been issued if noteholders had elected to convert the Convertible Notes into shares of Common Stock based upon the principal and accrued interest balance and Conversion Rate applicable at the beginning of the respective period, or at the issuance date of such Convertible Notes, if later.

Subsequent Equity Issuance - February 2026

As discussed in Note 15–Subsequent Events, subsequent to December 31, 2025, the Company issued an aggregate of 18,000,000 shares of its Common Stock in connection with the February 2026 Equity Offering (as defined in Note 15–Subsequent Events). The impact of the equity issuance is not reflected in the computation of earnings per share for the three and six months ended December 31, 2025.

13. Commitments and Contingencies

Purchase Obligations

As of December 31, 2025, the Company had purchase order commitments of approximately $2.5 million primarily for raw materials for the operation of the SSF; wellfield materials, consulting and services; engineering services and vendor testing related to the design of the proposed commercial-scale facility; environmental testing and other corporate services.

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

14. Related Party Transactions

As of December 31, 2025, Ascend and Bluescape beneficially owned approximately 35.6% and 34.6%, respectively of the Company’s outstanding Common Stock and are therefore considered related parties. Additionally, pursuant to the Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025, Bluescape and Ascend each have the right to designate two individuals to our Board, and we are required to appoint or nominate such persons to our Board. Such party’s respective designation right will continue for so long as each such party beneficially owns 25% of the Company’s Common Stock, and one director to serve on the Company’s Board for so long as each such party beneficially owns 10% of the Company’s Common Stock.

As described in Note 10-Equity, on December 4, 2025, the Company entered into the Warrant Amendments with Bluescape, Ascend and Meridian, and each exercised all of their outstanding Restructuring Warrants.

As described in Note 15-Subsequent Events, on January 7, 2026, the Company issued warrants to purchase up to $10.0 million of shares of the Company’s Common Stock to Bluescape and Ascend.

As described in Note 15-Subsequent Events, on February 2, 2026, the Company completed the February 2026 Equity Offering (as defined in Note 15-Subsequent Events). As part of the February 2026 Equity Offering, Bluescape purchased 4,000,000 shares of our Common Stock at $2.00 per share, a price per share equal to other investors who purchased shares of the Company’s Common Stock in the transaction. Following the February 2026 Equity Offering, Ascend and Bluescape beneficially owned approximately 20.1% and 29.2%, respectively, of the Company’s outstanding Common Stock.

15. Subsequent Events

EXIM Warrant Issuance

During November 2025, the Company formally submitted an application to the Export-Import Bank of the United States (“EXIM”) for a $10.0 million funding package (the “EXIM Loan”) through EXIM’s Engineering Multiplier Program (“EMP”). The EMP is a program designed to finance feasibility studies, pre-construction design, engineering, architectural and environmental services undertaken prior to the commencement of the implementation phase of a physical project, for projects that are anticipated to generate additional exports of U.S. goods and services. The Company believes the Project and the remaining costs associated with the engineering work needed qualifies for a loan pursuant to the EMP program.

On December 8, 2025, at the Company’s 2025 annual meeting of stockholders, the Company’s stockholders approved the Company’s entry into an agreement (the “Letter Agreement”) to issue up to 2,816,346 warrants with an exercise price of $3.5507 to purchase up to $10.0 million shares of the Company’s Common Stock (the “EXIM Warrants”), to Bluescape and Ascend, or their respective affiliates (the “Guarantors”) in connection with each party providing a guarantee or collateral package (the “Guarantee”) to EXIM as a condition of awarding the EXIM Loan.

On January 7, 2026, the Company and the Guarantors entered into the Letter Agreement, pursuant to which the Company issued the EXIM Warrants. The terms of the EXIM Warrants are substantially identical to the terms of the Restructuring Warrants, except:

•
vest and become exercisable only after the date that the Guarantors provide the Guarantee to EXIM, and in an amount equal to the amount guaranteed by such Guarantor;
•
expire upon the earlier of (a) the second anniversary of the date that the EXIM Loan is repaid or (b) the release of the Guarantee; and
•
do not include an option for the holder to require the Company to repurchase the EXIM Warrants for the Black-Scholes value of the EXIM Warrants in connection with the consummation of a fundamental transaction.

Consistent with the terms of the Restructuring Warrants, the EXIM Warrants contain customary adjustments in the event of any stock split, stock dividend, stock combination, recapitalization, or similar transaction occurring after the issuance date. As of the date these financial statements have been issued, the EXIM Loan has not been awarded to the Company, and the Company is still evaluating the accounting method for the EXIM Warrants.

February 2026 Equity Offering

On February 2, 2026, the Company completed the issuance and sale of an aggregate of 18,000,000 shares of its Common Stock at a price of $2.00 per share (the “February 2026 Equity Offering”). The February 2026 Equity Offering resulted in aggregate proceeds of $36.0 million before deducting placement agent fees, and other offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the three and six months ended December 31, 2025 and 2024. This MD&A should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements, the accompanying notes thereto and other financial information included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2025 (the “Annual Report”). Except for historical information, this discussion and analysis contains various forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described in our Annual Report filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.” References within this MD&A to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc., and its subsidiaries.

Overview

5E Advanced Materials, Inc. is a development stage company focused on becoming a vertically integrated global leader and supplier of refined borates and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and ensure domestic supply of critical materials. Our business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of borates, calcium-based co-products, and potentially other byproducts such as lithium carbonate, to downstream advanced boron material processing and development. Our vision is to safely process borates and other industrial minerals through sustainable best practices and a continuous improvement mindset. We hold 100% of the rights through ownership and lode claims filed with the United States Bureau of Land Management (the “BLM”) in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California through our wholly owned subsidiary 5E Boron Americas LLC (formerly Fort Cady (California) Corporation (“5EBA”)). Our Project is underpinned by boron reserves and a lithium resource, with the borates being contained in a conventional boron mineral known as colemanite. Our facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency in 2022, and boron was added to the U.S. Department of the Interior’s 2025 Critical Minerals List on November 7, 2025. We currently operate our small-scale facility (the “SSF”) at the Project, which provides data and information necessary for us to ultimately establish a commercial-scale facility (the “Commercial Scale Facility”) at the Project.

We believe the Project represents one of the most compelling domestic critical material projects in the United States as a strategically located operation that targets stable long-term demand, with a defined pathway to production and a low-cost, high margin and profitable financial profile.

Recent Developments

Ferroboron Supply Chain Collaboration

We have begun to assess a potential domestic supply chain that would utilize boric acid produced from the Project as upstream feedstock in the production of ferroboron, an iron-boron alloy used in specialty steel and as an input in neodymium-iron-boron permanent magnet manufacturing. We have held preliminary discussions with a U.S. magnet producer regarding potential commercial requirements. However, we have not executed any definitive agreements and there can be no assurance that any transaction will result from these discussions. According to the U.S. Geological Survey, the United States currently does not produce ferroboron and relies on imports, and our assessment is focused on whether we can address this market with a domestic product offering. Our evaluation includes engineering pathways, technical requirements, and potential partnership structures, and any decision to proceed would be subject to technical validation and the availability of financing, among other factors.

Highlights for the Three Months Ended December 31, 2025

Operational Highlights

Mineral Resource Estimate Update

On November 15, 2025, we received an updated mineral resource estimate for the Project. The updated mineral resource estimate was prepared by Mr. Steven Kerr of Escalante Geological Services, LLC, one of the Qualified Persons with respect to our Preliminary Feasibility Study Technical Report Summary (the “PFS”). The new mineral resource estimate updates the prior estimate dated March 10, 2025, and incorporates mineral resource from additional lode claims we staked and filed with the BLM and recorded in San Bernardino County in August 2025.

The updated mineral resource estimate identified 61.9 million short tons of measured ore, containing 9.1 million short tons of in-situ boric acid (H3BO3), with an average grade of 8.34% (B2O3), and 138.6 million short tons of indicated ore, containing 19.2 million short tons of in-situ boric acid (H3BO3), with an average grade of 7.97% (B2O3). On a combined basis, measured plus indicated mineral resource represent 28.3 million tons of boric acid, with an average grade of 8.09% (B2O3), which represents an increase of 10.8 million tons, or 61%, as compared to the prior resource estimate. The updated mineral resource estimate also identified an aggregate measured plus indicated mineral resource estimate of 328 thousand tons of lithium carbonate equivalent (“LCE”), with an average grade of 0.17% LCE, an increase of 115 thousand tons, or 54%, as compared to the prior resource estimate. Each of these increases relate exclusively to the addition of mineral resource that resulted from the aforementioned additional lode claims. For more information, see our Current Report on Form 8-K filed on November 19, 2025.

Boric Acid Shipments for Specialty Glass Trial and Boron Carbide

During August 2025, we packaged boric acid at our Project location and shipped an ocean freight container of finished product where it completed a 20-day international transit to Taiwan to a global specialty glass manufacturing facility. Upon receipt, our product passed a handling trial and met all required specifications. During October 2025, we shipped an additional 20 tons of boric acid produced from our SSF to a potential customer for a large-scale specialty glass trial, and during December of 2025 we were notified that the boric acid had been dispatched into the glass furnace. We also shipped 1,000 pounds of boric acid for domestic boron carbide (B4C) production. These shipments mark important milestones as the Company advances toward commercial production. We believe these shipments confirm the quality of our product and the reliability of our process technology, reinforcing our confidence in our near-term production path and our mission to establish a secure, U.S. supply of boron for industries that bolster national security and drive economic export growth.

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

Closed-Loop In-situ Boron Mining Patent Application

During December of 2025, we filed an omnibus patent application with the U.S. Patent and Trademark Office covering our proprietary, closed-loop in-situ leach (“ISL”) borate mining and production process. The application includes 167 claims and is intended to protect end-to-end process steps from injection and recovery through processing, reinjection, and impurity management, including production pathways for boric acid, gypsum, and calcium chloride. We expect to submit additional standalone patent applications as we continue building our broader intellectual property portfolio.

Financing Highlights

August 2024 Equity Offering

On August 27, 2024, we completed an offering (the “August 2024 Equity Offering”) of (i) 231,884 shares (the “Shares”) of our common stock, par value $0.01 per share (“Common Stock”), (ii) Series A warrants to purchase up to an aggregate of up to 231,885 shares of Common Stock (the “Series A Warrants”) and (iii) Series B warrants to purchase an aggregate of 231,885 shares of Common Stock (the “Series B Warrants”, and collectively with the Series A Warrants, the “2024 Warrants”). The Shares and 2024 Warrants were offered and sold on a combined basis for consideration equating to $17.25 for one Share and two 2024 Warrants. The exercise price for each of the 2024 Warrants is $18.3563 per share. The net proceeds to us for the August 2024 Equity Offering were approximately $3.0 million after deducting placement agent fees and other offering expenses.

September 2024 Notes Offering

On September 16, 2024, we entered into a third amendment (“Amendment No. 3”) to a January 2024 amended and restated note purchase agreement (as described in Note 7-Debt, of Part I, Item 1 of this Quarterly Report, the “January 2024 Amended and Restated Note Purchase Agreement”) and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as convertible notes issued in June of 2024 (as described in Note 7–Debt of Part I, Item 1 of this Quarterly Report, the “June 2024 Notes”), in an aggregate principal amount of $6.0 million (the “September 2024 Notes”) to Bluescape Special Situations IV (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC for and on behalf of Strategic SP (together with Meridian, “Ascend”), and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 3 (the “September 2024 Amended and Restated Note Purchase Agreement”). The net proceeds to us for the September 2024 Notes were approximately $5.5 million after deducting issuance costs and fees.

January 2025 Notes Offering

On January 14, 2025, we entered into a fourth amendment (“Amendment No. 4”) to the January 2024 Amended and Restated Note Purchase Agreement and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as the September 2024 Notes, in an aggregate principal amount of $5.0 million (the “January 2025 Notes” and, together with the August 2022 Notes, the June 2024 Notes and the September 2024 Notes, the “Convertible Notes”) to Bluescape and Ascend, and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 4 (as amended, the “Amended and Restated Note Purchase Agreement”). The Amended and Restated Note Purchase Agreement also extended the date to which we were required to comply with a financial covenant to maintain a cash balance of at least $7.5 million from December 31, 2024, to March 31, 2025. The net proceeds to us for the January 2025 Notes were approximately $4.7 million after deducting issuance costs and fees.

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
•
the issuance by us to Ascend and Bluescape of warrants on March 13, 2025, that expire March 13, 2026 to purchase up to 5,632,692 shares of Common Stock, at a price per share equal to the Subscription Price (the “Restructuring Warrants”); and
•
the right of each of Ascend and Bluescape to designate two directors to serve on our Board of Directors (“Board”) for so long as such party beneficially owns 25% of our Common Stock and one director to serve on our Board for so long as such party beneficially owns 10% of our Common Stock.

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

August 2025 Equity Offering

On August 21, 2025, we entered into an underwriting agreement to issue and sell an aggregate of 2,374,481 shares of our Common Stock at a price of $3.50 per share (the “August 2025 Equity Offering”). The August 2025 Offering closed on August 25, 2025, and resulted in aggregate net proceeds of approximately $7.4 million after deducting underwriting discounts and commissions, and other offering expenses.

December 2025 Warrant Amendments and Exercises

On December 4, 2025, we entered into amendments to the Restructuring Warrants with each of Bluescape, Ascend and Meridian (the “Warrant Amendments”). The Warrant Amendments permitted each holder to exercise its Restructuring Warrants on a cashless basis after the holder exercised at least 10% of the shares underlying its Restructuring Warrants for cash. Also on December 4, 2025, each of Bluescape, Ascend and Meridian exercised their respective Restructuring Warrants in full (10% cash exercise and 90% cashless exercise). In connection with the exercise, we issued 1,067,296 shares of our Common Stock and received approximately $2.0 million in cash proceeds (the “2025 Warrant Exercise”).

EXIM Engineering Multiplier Program Application and Warrant Issuance

During November of 2025, we formally submitted an application to EXIM for a $10.0 million funding package (the “EXIM Loan”) through EXIM’s Engineering Multiplier Program (“EMP”). The EMP is a program designed to finance feasibility studies, pre-construction design, engineering, architectural and environmental services undertaken prior to the commencement of the implementation phase of a physical project, for projects that are anticipated to generate additional exports of U.S. goods and services. The Company believes the Project and the remaining costs associated with the engineering work needed prior to a final investment decision qualifies for a loan pursuant to the EMP program. We continue to hold a $285 million letter of interest through EXIM’s MMIA program that has the potential to fund a portion of the anticipated costs for the proposed commercial-scale facility, the EMP application complements this letter of interest by targeting earlier-stage engineering needs. There can be no assurance that the EMP application will be approved or that any financing will be completed on the terms sought or at all.

On December 8, 2025, at our 2025 annual meeting of stockholders, our stockholders approved our entry into an agreement (the “Letter Agreement”) to issue up to 2,816,346 warrants with an exercise price of $3.5507 to purchase up to $10.0 million shares of our Common Stock (the “EXIM Warrants”), to Bluescape and Ascend, or their respective affiliates (the “Guarantors”) in connection with each party providing a guarantee or collateral package (the “Guarantee”) to EXIM as a condition of awarding the EXIM Loan.

On January 7, 2026, we and the Guarantors entered into the Letter Agreement, pursuant to which we issued the EXIM Warrants. The terms of the EXIM Warrants are substantially identical to the terms of the Restructuring Warrants, except;

•
vest and become exercisable only after the date that the Guarantors provide the Guarantee to EXIM, and in an amount equal to the amount guaranteed by such Guarantor;
•
expire upon the earlier of (a) the second anniversary of the date that the EXIM Loan is repaid or (b) the release of the Guarantee; and
•
do not include an option for the holder to require us to repurchase the EXIM Warrants for the Black-Scholes value of the EXIM Warrants in connection with the consummation of a fundamental transaction.

Consistent with the terms of the Restructuring Warrants, the EXIM Warrants contain customary adjustments in the event of any stock split, stock dividend, stock combination, recapitalization, or similar transaction occurring after the issuance date. As of the date of this Form 10-Q, we have not yet been awarded the EXIM Loan.

February 2026 Equity Offering

On February 2, 2026, we completed the issuance and sale of an aggregate of 18,000,000 shares of our Common Stock at a price of $2.00 per share (the “February 2026 Equity Offering”). The February 2026 Equity Offering resulted in aggregate proceeds of $36.0 million before deducting placement agent fees, and other offering expenses paid or payable by us.

Financing Transactions — Liquidity Considerations and Going Concern

As a pre-revenue development stage company, we are dependent on debt and equity financing transactions to fund our continued development and operational activities. While we have continued to execute a number of financing transactions, as described under the heading Financing Highlights above, each of which improved our cash position, we continue to operate under a business plan that includes reductions in certain spending, and we will need additional financing to maintain our operations and carry out our planned business objectives. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management’s control as of the date of this Quarterly Report. Therefore, there exists substantial doubt regarding our ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1-Basis of Financial Statement Presentation of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report and “Liquidity and Capital Resources” below for more information.

Reverse Stock Split

On February 14, 2025, we effected a 1-for-23 reverse stock split (the “Reverse Stock Split”) of our Common Stock. As such, all references to the number of shares and per share amounts of our Common Stock included in this Quarterly Report on Form 10-Q have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended December 31,		Variance		Six Months Ended December 31,		Variance
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
COSTS AND EXPENSES
Project expenses	$1,801	$1,679	$122	7%	$2,957	$3,233	$(276)	(9%)
Small-scale facility operating costs	782	1,080	(298)	(28%)	1,615	2,668	(1,053)	(39%)
General and administrative	2,945	3,280	(335)	(10%)	6,377	8,077	(1,700)	(21%)
Depreciation and amortization expense	5,377	4,992	385	8%	10,691	9,962	729	7%
Total costs and expenses	10,905	11,031	(126)	(1%)	21,640	23,940	(2,300)	(10%)
LOSS FROM OPERATIONS	(10,905)	(11,031)	126	(1%)	(21,640)	(23,940)	2,300	(10%)
NON-OPERATING INCOME (EXPENSE)
Interest income	26	25	1	4%	81	48	33	69%
Other income	—	4	(4)	(100%)	—	4	(4)	(100%)
Derivative gain (loss)	—	(830)	830	(100%)	—	1,357	(1,357)	(100%)
Interest expense	(5)	(2,430)	2,425	(100%)	(11)	(4,585)	4,574	(100%)
Other expense	(11)	—	(11)	N/A	(15)	(5)	(10)	200%
Total non-operating income (expense)	10	(3,231)	3,241	(100%)	55	(3,181)	3,236	(102%)
Income tax expense (benefit)	—	—	—	N/A	—	—	—	N/A
NET INCOME (LOSS)	$(10,895)	$(14,262)	$3,367	(24%)	$(21,585)	$(27,121)	$5,536	(20%)

Comparison of the three and six months ended December 31, 2025 and 2024

Project expenses

Project expenses include drilling, site preparation, engineering (excluding amounts eligible to be capitalized), testing and sampling, development and testing of our wellfield, hydrology, permits, property taxes, surveys, certain consultants, certain insurance costs, and other expenses associated with further progressing our Project. For the three months ended December 31, 2025, Project expenses increased $122 thousand, or 7%, versus the comparable period in the prior fiscal year. The increase was primarily the result of an increase in development costs associated with our commercial wellfield design and testing ($0.3 million), which was offset to a lesser extent by a decrease in site-related costs ($0.2 million).

For the six months ended December 31, 2025, project expenses decreased $276 thousand, or 9%, versus the comparable period in the prior fiscal year. The decrease was primarily the result of: (i) decreases in site-related costs ($0.5 million), and (ii) decreases in insurance costs ($0.1 million). These decreases were offset by an increase in development costs associated with our commercial wellfield design and testing ($0.3 million).

Small-scale facility operating costs

Small-scale facility operating costs consist of raw materials, salaries and benefits for employees that are directly responsible for the operation of the SSF and wellfield, and maintenance and upkeep related to the SSF. For the three months ended December 31, 2025, Small-scale facility operating costs decreased $298 thousand, or 28%, versus the comparable period in the prior fiscal year. The decrease was primarily the result of decreases in: (i) salaries and benefits for our employees directly responsible for operating the SSF ($0.2 million), and (ii) raw materials necessary to operate the SSF and produce boric acid ($0.1 million).

For the six months ended December 31, 2025, Small-scale facility operating costs decreased $1.1 million, or 39%, versus the comparable period in the prior fiscal year. The decrease was primarily the result of decreases in: (i) salaries and benefits for our employees directly responsible for operating the SSF ($0.7 million), (ii) raw materials necessary to operate the SSF and produce boric acid ($0.3 million), and (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.1 million).

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries for administrative personnel, share based compensation, corporate insurance, certain consultants, investor relations and other expenses. For the three months ended December 31, 2025, general and administrative expenses decreased $335 thousand, or 10%, versus the comparable period in the prior fiscal year. The decrease was primarily the result of decreases in: (i) insurance related costs ($0.2 million), and (ii) miscellaneous administrative expenses as a result of cost-cutting measures across the organization ($0.1 million).

For the six months ended December 31, 2025, general and administrative expenses decreased $1.7 million, or 21%, versus the comparable period in the prior fiscal year. The decrease was primarily due to decreases in: (i) share based compensation ($0.9 million) which is primarily the result of prior fiscal year including approximately $1.1 million of share based compensation expense associated with the acceleration of expense pursuant to an employee severance agreement, (ii) professional fees, primarily as a result of incurring incremental legal fees in the prior fiscal year leading up to the Exchange Transaction ($0.5 million), (iii) corporate insurance costs ($0.4 million), (iv) other miscellaneous cost-cutting measures across the organization ($0.3 million), and (v) severance related costs ($0.2 million). These decreases were offset by an increase in investor relations and marketing costs ($0.6 million).

Depreciation and amortization expense

Depreciation and amortization relate to use of our SSF, injection and recovery wells, owned or leased vehicles, buildings and equipment and the accretion of our asset retirement obligations. For the three months ended December 31, 2025, depreciation and amortization expense increased $385 thousand, or 8%, versus the comparable period in the prior fiscal year. For the six months ended December 31, 2025, depreciation and amortization expense increased $729 thousand, or 7%, versus the comparable period in the prior fiscal year. These increases were primarily due to the combined effect of (i) our beginning to depreciate $2.1 million of costs incurred for the horizontal sidetracks we drilled from our existing injection and recovery wells during the quarter ended September 30, 2025, and (ii) the reduction in useful life of the injection and recovery wells from 5.0 years to 3.75 years to more closely align with our operational and development plans.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents and reclamation bond deposits in short-term (original maturities of three months or less) investments of highly liquid treasury bills and certificates of deposit. For the three months ended December 31, 2025, interest income increased $1 thousand, or 4%, versus the comparable period in the prior fiscal year. For the six months ended December 31, 2025, interest income increased $33 thousand, or 69%, versus the comparable period in the prior fiscal year. These increases were primarily due to interest income from the reclamation bond deposit account that was established during April 2025.

Other income

Other income is primarily derived from the sale of scrap and other materials. For the three and six months ended December 31, 2025, we did not recognize other income from the sale of scrap materials, versus $4 thousand recognized during the three and six months ended December 31, 2024.

Derivative gain

Derivative gain (loss) results from changes in the fair value of the embedded conversion features relating to degressive issuance provisions originally contained in an amended and restated note purchase agreement entered into during May of 2024 and subsequently incorporated into and continued under the September 2024 Amended and Restated Note Purchase Agreement. These conversion features were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative”), each as discussed within Note 7-Debt and Note 8-Convertible Note Derivatives to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

There was no unrealized derivative gain (loss) during the three and six months ended December 31, 2025, as the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative each expired on December 31, 2024, prior to the beginning of such period.

The unrealized derivative gain (loss) during the three months ended December 31, 2024, was primarily due to an increase in our stock price during the period, which resulted in losses on the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative. Our stock price on September 30, 2024 (the last trading day of our prior fiscal quarter) and December 31, 2024 (the end of the prior year fiscal quarter) was $12.42 and $14.72, respectively. The observed increase in our stock price resulted in increases in the value of the embedded conversion feature liabilities and resulted in aggregate derivative losses of $0.8 million.

The unrealized derivative gain of $1.4 million during the six months ended December 31, 2024, was primarily due to a decrease in our stock price during the period, which resulted in a gain on the June 2024 Convertible Note Derivative. Our stock price on June 28, 2024 (the last trading day prior to the end of our prior fiscal year) and December 31, 2024 (the end of the prior year fiscal quarter) was $27.83 and $14.72, respectively. The observed decline in our stock price resulted in a decline in the value of the embedded conversion feature liability and a resulting derivative gain of $2.2 million. This derivative gain was offset, to a lesser extent, by a loss with respect to the September 2024 Convertible Note Derivative during the same period. The unrealized derivative loss was primarily due to an increase in our stock price from $11.50 on September 16, 2024 (the issuance date of the September 2024 Notes) to $14.72 on December 31, 2024 (the end of the prior year fiscal quarter), resulting in an increase in the value of the embedded conversion feature liability during such period and a resulting derivative loss of $0.9 million. On December 31, 2024, the conversion features associated with the June 2024 Notes and September 2024 Notes that resulted in separate accounting expired and the remaining aggregate fair value of such derivatives of $3.6 million was transferred to additional paid-in capital.

Interest expense

Interest expense primarily related to interest expense incurred on the Convertible Notes while such notes were outstanding and was net of amounts capitalized to construction-in-progress. Prior to the January 2024 Amended and Restated Note Purchase Agreement, the Convertible Notes accrued interest at a rate of 6.0% when interest was paid-in-kind through the issuance of additional notes. Subsequent to the January 2024 Amended and Restated Note Purchase Agreement, the Convertible Notes accrued interest at a rate of 10.0% when interest was paid-in-kind through the issuance of additional notes, with such rate also applying to the June 2024 Notes, September 2024 Notes and January 2025 Notes. We also recognized interest expense for the amortization of debt issuance costs and the amortization of debt discounts on the Convertible Notes. As part of the modification of the terms of our debt associated with the January 2024 Amended and Restated Note Purchase Agreement, the modified debt was recognized at fair value on our balance sheet which eliminated the prior debt discount and prior debt issuance costs that were amortized to interest expense. In connection with the Exchange Transaction on March 5, 2025, all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement was extinguished and the recognition of interest expense ceased.

For the three months ended December 31, 2025, interest expense decreased $2.4 million, versus the comparable period in the prior fiscal year. For the six months ended December 31, 2025, interest expense decreased $4.6 million, versus the comparable period in the prior fiscal year. These decreases were due to the extinguishment of the Convertible Notes and recognition of interest expenses thereon.

Other expense

Other expense relates to losses on foreign currency transactions, certain non-income related taxes, and penalties. For the three months ended December 31, 2025, other expense increased $11 thousand, versus the comparable period in the prior fiscal year. For the six months ended December 31, 2025, other expense increased $10 thousand, versus the comparable period in the prior fiscal year. Such increases were primarily due to increases in fines and penalties.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had cash and cash equivalents of $0.6 million and a working capital deficit of $4.8 million compared to $3.8 million of cash and cash equivalents and a working capital deficit of $1.8 million as of June 30, 2025. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions.

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

To date, during fiscal year 2026, we have completed the August 2025 Equity Offering, the 2025 Warrant Exercise and February 2026 Equity Offering, each aimed at strengthening our balance sheet, to help fund mining and SSF operations, wellfield development and analysis, and engineering for our proposed commercial scale facility.

A summary of our cash flows for the six months ended December 31, 2025 and 2024 follows.

	For the six months ended December 31,		Variance
	2025	2024	$	%
	($ in thousands)
Net cash used in operating activities	$(9,523)	$(11,677)	$2,154	(18%)
Net cash used in investing activities	(2,806)	(781)	(2,025)	259%
Net cash provided by financing activities	9,064	8,386	678	8%
Net increase (decrease) in cash and cash equivalents	$(3,265)	$(4,072)	$807	(20%)

Cash Flows Used For Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of general and administrative costs (exclusive of share based compensation), costs incurred in furthering the Project, and operating costs of the SSF. During the six months ended December 31, 2025, we used $9.5 million of cash for operating activities, a decrease of approximately $2.2 million or 18% compared to the comparable period in the prior fiscal year. The decrease in cash used in operations during the current period primarily results from decreases in Small-scale facility operating costs, General and administrative expenses, net of non-cash share-based compensation expense, and Project expenses (refer to the discussion of period-over-period changes in Small-scale facility operating costs, General and administrative expenses and Project expenses within Results of Operations above for additional details).

Cash Flows Used For Investing Activities

Our cash flows used for investing activities primarily relate to wellfield development activities, equipment purchases, stage 2 of our front-end loading (“FEL-2”) engineering and related vendor testing related to our commercial-scale facility, and advanced planning for stage 3 of our front-end loading (“FEL-3”) engineering program. During the six months ended December 31, 2025, we used $2.8 million of cash for investing activities, an increase of approximately $2.0 million, or 259%, compared to the comparable period in the prior fiscal year. The increase in cash used in investing activities primarily results from wellfield development activities, including the horizontal sidetracks we drilled from two of our existing injection and recovery wells.

Cash Flows From Financing Activities

Our cash flows from financing activities primarily relate to equity and equity-linked financing transactions to fund our business and operations. Cash flows provided by financing activities for the six months ended December 31, 2025 were the result of (i) approximately $7.4 million of net proceeds received from the August 2025 Equity Offering, and (ii) approximately $2.0 million of net proceeds received from the 2025 Warrant Exercise. These net cash inflows were offset by (i) approximately $0.2 million of costs paid in connection with the May 2025 Subscription, and (ii) approximately $0.1 million of taxes paid upon the vesting and release of shares for equity awards.

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

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, costs necessary to further the engineering of our proposed commercial-scale facility, professional fees, operating costs for the SSF, Project related costs, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations, and $2.5 million primarily for raw materials for the operation of the SSF; wellfield materials, consulting and services; engineering services and vendor testing related to the design of the proposed commercial-scale facility; environmental testing and other corporate services. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” and “Commitments and Contingencies” footnotes in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on certain of these expenditures and obligations.

Future Capital Requirements and Going Concern

Over the next 12 months we have the following plans that will require additional capital:

•
Operate the SSF to provide the necessary data for our commercial-scale facility, progress our customer qualification program and validate our wellfield design and operational plans;
•
Progress FEL-3, and the related detailed engineering and vendor testing;
•
Optimize well-field design and operating plan in an effort to reduce future mining capital and operational expenditures, including the operation and study of our recently drilled horizontal wells;
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

Although the August 2025 Equity Offering, 2025 Warrant Exercise and February 2026 Equity Offering, each improved our cash position, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing to maintain our operations and carry out our business objectives. Absent additional financing, we may no longer be able to meet our ongoing obligations, continue operations, or achieve the milestones outlined above.

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

The receipt of any potential funding cannot be considered probable at this time because these plans are not entirely within our control as of the date of this Quarterly Report on Form 10-Q. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Quarterly Report on Form 10-Q. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund our operations, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects. Refer to the “Going Concern” discussion within Note 1-Basis of Financial Statement Presentation of the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information.

Critical Accounting Policies

A complete discussion of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no significant changes in our critical accounting policies during the six months ended December 31, 2025. Unless otherwise discussed, we believe that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in the evaluation for the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we and our subsidiaries may become subject to various claims, legal proceedings, governmental inspections, audits, or investigations arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain and we cannot assure you that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows, or results of operations. For additional information, see Note 13-Commitments and Contingencies in the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. You should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which could materially affect our business, financial condition, and future results. Additional risk and uncertainties not currently known to us may also materially adversely affect our business, financial condition, cash flows, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2025.

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

None.

c) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2025, none of the Company's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Second Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K filed with the SEC on November 1, 2024).
4.1	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.2	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.3	Form of Restructuring Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
4.4	Form of Amendment and Notice to Exercise of Common Stock Purchase Warrant.
10.1

Amendment to the Amended and Restated 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2025).

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

5E Advanced Materials, Inc.

Date: February 17, 2026	By:	/s/ Paul Weibel
Paul Weibel
Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2026	By:	/s/ Joshua Malm
Joshua Malm
Chief Financial Officer (Principal Financial Officer)