Form 10-Q
period 2026-03-31
5E Advanced Materials, Inc.
filed 2026-05-12
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 41,515,223 shares of common stock, $0.01 par value per share, outstanding.

References herein to the “Company,” “we,” “our,” “us,” and "5E" refer to 5E Advanced Materials, Inc., and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, and any documents incorporated by reference herein (this “Quarterly Report on Form 10-Q”) include statements that express our and our subsidiaries’ opinions, expectations, beliefs, plans, goals objectives, assumptions or projections regarding future events or future financial performance and results, financial condition, business strategy, including certain projections, milestones, targets, business trends, advancement of our supply chain initiatives, products and product development initiatives, intented customer qualification and project financing readiness, the expected benefits from our delisting from the Australian Stock Exchange (“ASX”) and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “forecasts,” “budgets,” “targets,” “aims,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, and in each case including their negative or other variations of comparable terminology. However, not all forward-looking statements contain these identifying words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our results of operations and financial position, our purchase order commitments, business strategy, plans and prospects, our ability to secure additional financing and continue as a going concern, our Preliminary Feasibility Study (as defined herein) and recently updated mineral resource estimate, statements regarding the success and enforceability of the Company's patent applications and other intellectual property protections, development plans, production capabilities including the development of advanced boron derivatives, commercialization strategy, offtake discussions, customer qualification processes and success thereof, market demand for boron and lithium, the potential applications of the Company’s products across energy, defense, and industrial markets, ability to access and secure any government-based financing, our vision of becoming a leading global supplier of borates and advanced boron materials and our ability to continue to operate the small-scale facility (the “SSF”) and develop the Project (each as defined herein), production forecasts and capital expenditure estimates. Forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business.

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

Part I—Financial Information

Item 1. Financial Statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$25,388	$3,836
Prepaid expenses and other current assets	364	777
Total current assets	25,752	4,613
Mineral rights and properties, net	7,633	7,735
Construction in progress	3,229	3,050
Properties, plant and equipment, net	39,779	53,658
Reclamation bond deposits	1,583	1,532
Right of use asset	84	141
Other assets	58	—
Total assets	$78,118	$70,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,873	$6,352
Lease liabilities, current	90	81
Total current liabilities	3,963	6,433
Long-term debt, net	—	22
Lease liabilities	—	68
Asset retirement obligations	1,114	1,016
Total liabilities	5,077	7,539

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 360,000 shares authorized; 41,512 and 20,018 shares outstanding March 31, 2026 and June 30, 2025, respectively	415	200
Additional paid-in capital	337,899	294,546
Retained earnings (accumulated deficit)	(265,273)	(231,556)
Total stockholders’ equity	73,041	63,190
Total liabilities and stockholders’ equity	$78,118	$70,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Operating expenses:
Project expenses	$1,443	$1,050	$4,400	$4,283
Small-scale facility operating costs	781	897	2,396	3,564
General and administrative	3,162	3,265	9,539	11,342
Impairment expense	1,608	—	1,608	—
Depreciation and amortization expense	5,300	4,992	15,991	14,955
Total operating expenses	12,294	10,204	33,934	34,144
Income (loss) from operations	(12,294)	(10,204)	(33,934)	(34,144)

Non-operating income (expense):
Interest income	166	21	247	68
Other income	—	—	—	4
Gain (loss) on extinguishment of debt	—	17,333	—	17,333
Derivative gain (loss)	—	—	—	1,357
Interest expense	(4)	(1,869)	(15)	(6,454)
Other expense	—	(1)	(15)	(5)
Total non-operating income (expense)	162	15,484	217	12,303

Income (loss) before income taxes	(12,132)	5,280	(33,717)	(21,841)

Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(12,132)	$5,280	$(33,717)	$(21,841)

Net income (loss) per common share:
Basic	$(0.35)	$0.73	$(1.29)	$(5.05)
Diluted	$(0.35)	$(0.97)	$(1.29)	$(5.05)
Weighted average common shares outstanding — basic	34,912	7,207	26,142	4,329
Weighted average common shares outstanding — diluted	34,912	10,452	26,142	4,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(33,717)	$(21,841)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,991	14,955
Share-based compensation	937	1,841
Loss on extinguishment of debt	—	(17,333)
Common stock issued for services	71	—
Gain on convertible note derivatives	—	(1,357)
Impairment expense	1,608	—
Transaction costs incurred in troubled debt restructuring	—	(837)
Accretion of asset retirement obligations	98	59
Amortization of debt issuance costs and discount — convertible notes	—	1,095
Amortization of right of use asset	57	110
Interest earned on reclamation bond	(51)	(8)
Change in:
Prepaid expenses and other current assets	413	1,366
Accounts payable and accrued liabilities	801	4,543
Net cash used in operating activities	(13,792)	(17,407)

Cash Flows From Investing Activities:
Construction in progress	(902)	(1,377)
Properties, plant and equipment additions	(6,558)	(104)
Properties, plant and equipment disposals	200	—
Refund on previously acquired equipment	—	86
Other assets	(58)	—
Net cash used in investing activities	(7,318)	(1,395)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	40,762	3,018
Proceeds from warrant exercises	2,000	—
Proceeds from debt exchange transaction, net of issuance costs	—	4,891
Proceeds from issuance of convertible notes	—	11,000
Debt issuance costs	—	(764)
Proceeds from note payable	60	—
Payments on note payable	(92)	(31)
Taxes paid for equity award vesting	(68)	(176)
Net cash provided by financing activities	42,662	17,938

Net increase (decrease) in cash and cash equivalents	21,552	(864)
Cash and cash equivalents at beginning of period	3,836	4,896
Cash and cash equivalents at end of period	$25,388	$4,032

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15	$3

Noncash Investing and Financing Activities:
Construction in progress transferred to properties, plant and equipment (Note 4)	$2,119	$—
Accounts payable and accrued liabilities change related to capital additions	(3,463)	(220)
Accounts payable and accrued liabilities change related to debt issuance costs	—	(271)
Accounts payable and accrued liabilities change related to equity issuance costs	134	—
Interest paid through issuance of additional convertible notes (Note 7)	—	7,441
Convertible note derivatives liability reclassification to equity (Note 10)	—	3,601
Net fair value of equity interest exchanged for convertible notes (Note 7)	$—	$65,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	2,753	$28	$210,679	$(200,001)	$10,706
Issuance of common stock, net of offering costs	232	2	1,520	—	1,522
Issuance of warrants, net of offering costs	—	—	1,502	—	1,502
Vesting of restricted share units	10	—	(127)	—	(127)
Share-based compensation expense	—	—	1,350	—	1,350
Net income (loss)	—	—	—	(12,859)	(12,859)
Balance at September 30, 2024	2,995	$30	$214,924	$(212,860)	$2,094
Vesting of restricted share units	1	—	(9)	—	(9)
Share-based compensation expense	—	—	179	—	179
Convertible note derivative liability reclassification	—	—	3,601	—	3,601
Net income (loss)	—	—	—	(14,262)	(14,262)
Balance at December 31, 2024	2,996	$30	$218,695	$(227,122)	$(8,397)
Shares issued in debt exchange:
Debt exchange, net of issuance costs	13,587	136	56,962	—	57,098
Common stock, net of issuance costs	1,408	14	4,362	—	4,376
Warrants, net of issuance costs	—	—	7,639	—	7,639
Vesting of restricted share units	5	—	(46)	—	(46)
Share based compensation expense	—	—	312	—	312
Net income (loss)	—	—	—	5,280	5,280
Balance at March 31, 2025	17,996	$180	$287,924	$(221,842)	$66,262

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	20,018	$200	$294,546	$(231,556)	$63,190
Issuance of common stock, net of offering costs	2,374	24	7,368	—	7,392
Vesting of restricted share units	33	—	(68)	—	(68)
Common stock issued for services	20	—	71	—	71
Share based compensation expense	—	—	302	—	302
Net income (loss)	—	—	—	(10,690)	(10,690)
Balance at September 30, 2025	22,445	$224	$302,219	$(242,246)	$60,197
Issuance of common stock, warrant exercise	1,067	11	1,989	—	2,000
Share based compensation expense	—	—	318	—	318
Net income (loss)	—	—	—	(10,895)	(10,895)
Balance at December 31, 2025	23,512	$235	$304,526	$(253,141)	$51,620
Issuance of common stock, net of offering costs	18,000	180	33,056	—	33,236
Share based compensation expense	—	—	317	—	317
Net income (loss)	—	—	—	(12,132)	(12,132)
Balance at March 31, 2026	41,512	$415	$337,899	$(265,273)	$73,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

5E ADVANCED MATERIALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

These unaudited condensed consolidated financial statements (herein after referred to as “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in the context of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the U.S. Securities and Exchange Commission on September 29, 2025. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2026, results of operations for the three and nine months ended March 31, 2026 and 2025 and cash flows for the nine months ended March 31, 2026 and 2025 have been included. Operating results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2026.

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

Debt Exchange

During March 2025, the Company completed a debt restructuring transaction with BEP Special Situations IV LLC (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC (“Ascend”), for and on behalf of Strategic SP (together with Meridian, “Ascend”) in connection with certain restructuring and recapitalization transactions with respect to the Company’s capital structure (collectively the “Exchange Transaction”), including the Company’s Convertible Notes (as defined in Note 7-Debt) issued pursuant to the Amended and Restated Note Purchase Agreement (as defined in Note 7-Debt). The Exchange Transaction resulted in:

•
the issuance of an aggregate of 13,586,524 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) on March 5, 2025, to Ascend and Bluescape upon exchange of all of the outstanding Convertible Notes (as defined in Note 7-Debt) and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement (as defined in Note 7-Debt) (the “Exchange”);
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

As a pre-revenue development stage company, the Company is dependent on debt and equity financing transactions to fund its continued development and operational activities. While the Company has continued to execute a number of financing transactions, as described in this footnote and Note 10-Equity, each of which have improved the Company’s cash position, and while the Company continues to operate under a business plan that includes reductions in certain spending, management anticipates the need for additional financing to maintain its operations and carry out its business objectives. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management's control as of the date of these condensed consolidated financial statements. Therefore, there exists substantial doubt regarding the Company's ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company's ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations and business objectives, the Company will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, reclamation bond deposits, vehicle notes, accounts payable and accrued liabilities. Management believes the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these instruments, due to their short-term nature, approximate their carrying value.

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

2. Mineral Rights and Properties, Net

Mineral rights and properties, net consisted of the following at the end of each period presented.

	March 31,	June 30,
	2026	2025
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $168 and $66 as of March 31, 2026 and June 30, 2025, respectively(1)	353	455
Mineral rights and properties, net	$7,633	$7,735

(1)
Represents the carrying value of capitalized costs associated with asset retirement obligations, as discussed in Note 5-Asset Retirement Obligations.

3. Construction in Progress

During the nine months ended March 31, 2026, the Company drilled horizontal sidetracks from two of its existing injection and recovery wells and therefore transferred approximately $2.1 million of costs incurred that were previously recorded as construction in progress to property, plant and equipment, inclusive of amounts capitalized as construction in progress related to injection and recovery wells as of June 30, 2025. The horizontal sidetrack wells were subsequently impaired. Refer to Note 4-Properties, Plant and Equipment, Net for additional details. Construction in progress consisted of the following at the end of each period presented.

	March 31,	June 30,
	2026	2025
	(in thousands)
Engineering services and vendor testing	$3,143	$2,525
Injection and recovery wells	—	374
Buildings	1	66
Capitalized interest	85	85
Total construction in progress	$3,229	$3,050

4. Properties, Plant and Equipment, Net

During the nine months ended March 31, 2026, the Company drilled horizontal sidetracks from two of its existing injection and recovery wells to evaluate the technical feasibility of deploying horizontal wells within the ore body, and also to perform further testing to validate that increased downhole heat improved solubility of the ore. Upon placing the horizontal sidetrack wells into service, the Company transferred approximately $2.1 million of costs incurred that were previously recorded as construction in progress to property, plant and equipment. During the three months ended March 31, 2026, after the initial validation of the horizontal sidetrack wells, the Company encountered difficulty with our downhole fiberglass reinforced production tubing as we applied increasing temperature to our mining operations. In addition, downhole tubing and fiber optic equipment became lodged within one of the horizontal sidetrack wells, and the loss of wellbore continuity in the second sidetrack well led to the inability to access the horizontal portion of the well. The difficulties encountered with the horizontal sidetrack wells did not impact the previously existing vertical sections of the related wells. The Company determined that both horizontal sidetracks were fully impaired as a result of these difficulties and had no remaining fair value. Therefore, the remaining net book value of approximately $1.6 million associated with the horizontal sidetrack wells was written off to impairment expense during the three and nine months ended March 31, 2026.

As discussed within Note 13-Commitments and Contingencies, during the three months ended March 31, 2026, the Company and a former construction contractor that constructed the Company’s Small-Scale Facility (the “SSF”) entered into a settlement agreement to fully resolve the disputes among the parties. The Company had previously accrued $2.8 million for probable amounts owed under the construction contract, and upon settlement, recorded an additional $1.5 million to property, plant and equipment, which will be depreciated prospectively over the remaining useful life of the SSF.

Properties, plant and equipment, net consisted of the following at the end of each period presented.

	Depreciation	Estimated useful	March 31,	June 30,
Asset category	method	life (in years)	2026	2025
			(in thousands)
Land	N/A	—	$1,533	$1,533
Small-scale facility — plant	Straight-line	3.75	70,300	69,313
Injection and recovery wells	Straight-line	3.75(1)	6,134	6,134
Buildings	Straight-line	7-15	1,050	979
Vehicles	Straight-line	3-5	305	305
Other plant and equipment	Straight-line	5-10	817	754
			80,139	79,018
Less accumulated depreciation			(40,360)	(25,360)
Properties, plant and equipment, net			$39,779	$53,658

(1)
Effective July 1, 2025, the estimated useful life of the injection and recovery wells were revised downward from 5 years to 3.75 years to align with the Company’s revised operational and development plans.

The Company recognized depreciation expense of approximately $5.3 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.

The Company recognized depreciation expense of approximately $15.9 million and $14.9 million for the nine months ended March 31, 2026 and 2025, respectively.

5. Asset Retirement Obligations

The change in the Company’s asset retirement obligations during the period presented and the balance of its accrued reclamation liabilities at the end of the period are set forth below.

Nine months ended
March 31, 2026
(in thousands)
Asset retirement obligation — beginning of period	$1,016
Accretion	98
Asset retirement obligation — end of period	$1,114

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	March 31,	June 30,
	2026	2025
	(in thousands)
Accounts payable - trade(1)	$1,956	$893
Accrued expenses	901	841
Accrued capital expenditures	124	3,529
Accrued payroll	859	866
Income taxes payable - federal	—	179
Current portion of debt	33	44
Accounts payable and accrued liabilities	$3,873	$6,352

(1)
Includes $51 thousand and $110 thousand related to capital expenditures as of March 31, 2026, and June 30, 2025, respectively.

7. Debt

Long Term Debt

Long-term debt consisted of the following at the end of each period presented.

	March 31,	June 30,
	2026	2025
	(in thousands)
Vehicle notes payable	$33	$66
Total debt	33	66
Current portion of debt	33	44
Long-term debt	$—	$22

Interest expense consisted of the following for each period presented.

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
	(in thousands)
Convertible notes interest	$—	$1,555	$—	$5,441
Vehicle notes interest	—	1	2	3
Amortization of debt issuance costs and discount — convertible notes	—	337	—	1,095
Other interest	4	—	13	—
Gross interest expense	4	1,893	15	6,539
Less: amount capitalized to construction in progress	—	24	—	85
Interest expense, net of amounts capitalized	$4	$1,869	$15	$6,454

Effective interest rate — convertible notes(1)	N/A	13.9%	N/A	13.2%

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

On January 14, 2025, the Company entered into a fourth amendment (“Amendment No. 4”) to the Amended and Restated Note Purchase Agreement and agreed, among other things, to issue and sell $5.0 million aggregate principal amount of new senior secured convertible notes in substantially the same form and under the same terms as the then outstanding Convertible Notes (the “January 2025 Notes”) to Bluescape and Ascend. Concurrently with the execution of Amendment No. 4, the Company entered into various agreements in contemplation of the Exchange Transaction, as discussed in Note 1-Basis of Financial Statement Presentation.

On February 17, 2025, the Company elected to issue additional notes as payment for approximately $4.0 million of interest accrued on the Convertible Notes during the period from August 15, 2024 through February 15, 2025.

In connection with its entry into the September 2024 Notes and January 2025 Notes, the Company incurred approximately $454 thousand and approximately $283 thousand of debt issuance costs, respectively.

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

Convertible Notes – Gain On Extinguishment

On March 5, 2025, the Company completed the Exchange, as described in Note 1-Basis of Financial Statement Presentation, pursuant to which all outstanding Convertible Notes were exchanged for an aggregate 13,586,524 shares of the Company’s Common Stock (as described in more detail in Note 1-Basis of Financial Statement Presentation). The Exchange resulted in the termination of the Amended and Restated Note Purchase Agreement, the extinguishment of all related indebtedness, and the elimination of the associated minimum cash covenant.

The Exchange Transaction was evaluated and constitutes a single transaction that was accounted for as a troubled debt restructuring. The Exchange transaction is considered a troubled debt restructuring as the Company was experiencing financial difficulty at the time of the transaction and the noteholders granted a concession to the Company, as the fair value of equity interests received by the noteholders was less than the net carrying value of the long-term debt on such date.

In accordance with the accounting for troubled debt restructurings, the Company derecognized the remaining principal, accrued interest, unamortized discount and debt issuance costs associated with the Convertible Notes upon the effectiveness of the Exchange Transaction and recognized the equity interest issued to the noteholders at fair value, less issuance costs paid. Refer to Note 10-Equity, for information related to the determination of fair value of the equity interests issued and issuance costs paid. The difference in value between the prior debt and the fair value of the equity interest issued, less proceeds received by the Company in the Exchange Transaction, resulted in a gain on extinguishment of debt of approximately $17.3 million, the calculation of which is summarized in the following table.

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

The components of changes to the fair value of the Convertible Note Derivatives are summarized below.

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

9. Financial Instruments and Fair Value Measurements

At March 31, 2026, cash equivalents, trade and other payables, as well as vehicle notes approximated their fair value due to their short-term nature. The Company’s financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1. The Convertible Notes and Convertible Note Derivatives were classified as Level 2 and Level 3, respectively, while outstanding. The reconciliation of changes in the fair value of the Convertible Note Derivatives for the period outstanding can be found in Note 8-Convertible Note Derivatives.

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

The 2024 Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. The 2024 Warrants also include certain rights upon the occurrence of a “fundamental transaction,” as described in the respective warrant agreement, including the right of the holder thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Common Stock in such fundamental transaction in the amount of the Black Scholes value, as described in the respective warrant agreement, of the unexercised portion of the 2024 Warrant on the date of the consummation of such fundamental transaction. The 2024 Warrants include cashless exercise rights to the extent the resale of the shares of Common Stock underlying the 2024 Warrants is not registered under the Securities Act.

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

On December 8, 2025, at the Company’s 2025 annual meeting of stockholders, the Company’s stockholders approved the Company’s entry into an agreement (the “Letter Agreement”) to issue up to 2,816,346 warrants with an exercise price of $3.5507 to purchase up to $10.0 million shares of the Company’s Common Stock (the “EXIM Warrants”), to Bluescape and Ascend, or their respective affiliates (the “Guarantors”) in connection with each party providing a guarantee or collateral package (the “Guarantee”) to EXIM as a condition of awarding the EXIM Loan. However, the Company is under no obligation to secure any potential EXIM Loan with the Guarantee and may pursue other options for security or collateral with EXIM.

On January 7, 2026, the Company and the Guarantors entered into the Letter Agreement, pursuant to which the Company issued the EXIM Warrants. The terms of the EXIM Warrants are substantially identical to the terms of the 2024 Warrants, except:

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

As of the date these financial statements have been issued, the EXIM Loan has not been awarded to the Company, and therefore the EXIM Warrants have not vested and are not available for exercise.

February 2026 Equity Offering

On February 2, 2026, the Company completed the issuance and sale of an aggregate of 18,000,000 shares of its Common Stock at a price of $2.00 per share (the “February 2026 Equity Offering”). The February 2026 Equity Offering resulted in aggregate net proceeds of approximately $33.2 million after deducting placement agent fees, and other offering expenses paid and payable by the Company.

Vesting of Equity Awards

During the three months ended March 31, 2026 and 2025, the Company issued zero and approximately five thousand shares of its Common Stock upon the vesting of equity awards, respectively. During the nine months ended March 31, 2026 and 2025, the Company issued approximately 33 thousand shares and approximately 16 thousand shares of its Common Stock upon the vesting of equity awards, respectively. The vesting events did not result in any cash proceeds to the Company.

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

As a result of the August 2024 Equity Offering, the Company was precluded from utilizing the ATM Program for one year following the closing of the offering, and as a result approximately $410,000 of costs previously capitalized for the ATM Program were written-off to general and administrative expense during the three and nine months ended March 31, 2025. On August 14, 2025, the Equity Distribution Agreement was terminated pursuant to the terms therein. The Company is not subject to any termination penalties related to the termination of the Equity Distribution Agreement. The Company did not sell any shares of Common Stock under the Equity Distribution Agreement.

11. Share Based Compensation

Share based compensation expense is included in general and administrative expense and represents costs associated with restricted share unit (“RSU”) and performance share unit (“PSU”) activity and options granted to directors, employees, and consultants of the Company. Share based compensation expense consisted of the following for the periods presented.

	Three months ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Share-based compensation expense — service based
ABR Employee share option plan	$—	$—	$—	$167
2022 Equity Compensation Plan — Options	172	33	524	88
2022 Equity Compensation Plan — PSUs	31	35	53	60
2022 Equity Compensation Plan — RSUs	114	244	360	1,526
Total share-based compensation expense	$317	$312	$937	$1,841

As of March 31, 2026, the Company had approximately $1.9 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that is expected to be recognized over a weighted average period of approximately 1.0 years.

Stock Options

Option grants are made under the 2022 Equity Compensation Plan and vest ratably over the vesting period, which is generally three years or less. No stock option awards were granted during the nine months ended March 31, 2026. The significant assumptions used to estimate the fair value of stock option awards granted during the nine months ended March 31, 2025, using a Black-Scholes option valuation model are as follows.

Nine months ended March 31,
2025
Exercise price	$23.69 - $29.21
Share price	$10.61 - $14.25
Volatility	99.2% - 99.9%
Expected term in years	2.8 - 2.9
Risk-free interest rate	3.4% - 4.1%
Dividend rate	Nil

The following table summarizes stock option activity for each of the periods presented.

	Nine months ended March 31,
	2026		2025
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of the period	647	$18.31	174	$214.51
Granted	—	—	24	26.70
Expired/forfeited	(11)	378.35	(72)	120.98
Outstanding at end of the period	636	12.57	126	232.53

Vested at the end of the period	17	177.68	90	314.37
Unvested at the end of the period	619	$7.93	36	$27.54

The weighted average remaining life of vested options as of March 31, 2026 and 2025, was approximately 7.1 years and 1.7 years, respectively. As of March 31, 2026 and 2025, the maximum expiration date for vested options was approximately 7.1 and 8.1 years, respectively.

As of March 31, 2026, there was approximately $1.3 million of unrecognized compensation cost related to 619 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.0 years. As of March 31, 2026 and 2025, the maximum expiration date for unvested options was approximately 3.1 and 2.3 years, respectively.

The following table summarizes the activity for unvested options for each of the periods presented.

	Nine months ended March 31,
	2026		2025
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of the period	619	$3.25	15	$41.12
Granted	—	—	24	5.46
Vested	—	—	(3)	141.22
Unvested at end of the period	619	$3.25	36	$9.26

As of March 31, 2026 and 2025, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company’s stock price on such dates. There were no options exercised during the nine months ended March 31, 2026 and 2025.

Full Value Awards (Restricted Share Units and Performance Share Units)

The following table summarizes RSU and PSU activity for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2025	55.6	11.36	22.8		$30.11	78.4
Granted	196.3	2.47	216.0	(1)	1.55	412.3
Vested	(50.8)	8.02	(0.4)		266.30	(51.2)
Forfeited	(3.0)	3.86	—		—	(3.0)
Non-vested shares/units outstanding at March 31, 2026	198.1	$3.52	238.4		$3.80	436.5

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2024	16.0	$58.95	4.1		$131.68	20.1
Granted	40.6	9.54	19.8	(2)	11.62	60.4
Vested	(24.5)	30.95	—		—	(24.5)
Forfeited	(0.5)	13.60	(1.0)		56.58	(1.5)
Non-vested shares/units outstanding at March 31, 2025	31.6	$17.86	22.9		$31.18	54.5

(1)

During the three and nine months ended March 31, 2026, approximately 216.0 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to June 30, 2027; 2) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 18%, and 3) the Company’s share price exceeding $8.80 per share. The determination of the percentage of shares that ultimately vest will be made on the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

(2)

During the three and nine months ended March 31, 2025, approximately 19.8 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%, 3) achievement of an enterprise value in excess of $200 million, and 4) achievement of an enterprise value in excess of $300 million. The determination of the percentage of shares that ultimately vest will be made on the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

12. Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share includes certain adjustments to basic earnings per share for income and to common shares outstanding that could occur if RSUs, PSUs, stock options and convertible securities such as the Convertible Notes and warrants were exercised or converted into common stock. Diluted loss per share equals basic loss per share for the three months ended March 31, 2026 and the nine months ended March 31, 2026 and 2025, as the effect of including dilutive securities and adjustments to income in the calculation would be antidilutive, primarily because there was a net loss in such periods. For the three months ended March 31, 2025, diluted loss per share is less than basic earnings per share, as there was net income in such period and the Convertible Notes had a dilutive effect. For a complete description of the terms of the Convertible Notes, warrants and outstanding equity awards, refer to Note 7-Debt, Note 10-Equity and Note 11-Share Based Compensation, respectively.

The following table includes a reconciliation of basic and dilutive earnings (loss) per share for each of the periods presented, as well as a summary of the potentially dilutive securities that were excluded from such computations as they would have had an antidilutive effect.

	Three months ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) - numerator	$(12,132)	$5,280	$(33,717)	$(21,841)
Weighted-average shares — denominator	34,912	7,207	26,142	4,329
Basic earnings (loss) per share	$(0.35)	$0.73	$(1.29)	$(5.05)

Diluted earnings (loss) per share:
Net income (loss)	$(12,132)	$5,280	$(33,717)	$(21,841)
Interest expense on convertible notes, net of amounts capitalized	—	1,868	—	—
Gain on extinguishment of debt	—	(17,333)	—	—
Net income (loss) - numerator	$(12,132)	$(10,185)	$(33,717)	$(21,841)

Weighted-average shares (denominator):	34,912	7,207	26,142	4,329
Additional shares assuming conversion of convertible note(1)	—	3,245	—	—
Weighted-average shares — diluted	34,912	10,452	26,142	4,329
Diluted earnings (loss) per share	$(0.35)	$(0.97)	$(1.29)	$(5.05)

Items excluded due to anti-dilutive effect:
Interest expense on convertible notes, net of amounts capitalized	$—	$—	$—	$6,451
Derivative gain (loss) — convertible note derivatives	$—	$—	$—	$1,357
Additional shares assuming conversion of convertible notes(1)	—	—	—	2,376
Additional shares assuming exercise of warrants	3,280	6,096	3,280	6,096
Stock options, unvested restricted stock units and performance share units excluded due to anti-dilutive effect	1,073	180	1,073	180

(1)
Represents the shares that would have been issued if noteholders had elected to convert the Convertible Notes into shares of Common Stock based upon the principal and accrued interest balance and Conversion Rate applicable at the beginning of the respective period, or at the issuance date of such Convertible Notes, if later.

13. Commitments and Contingencies

Purchase Obligations

As of March 31, 2026, the Company had purchase order commitments of approximately $2.0 million primarily for raw materials for the operation of the SSF; wellfield materials; engineering services and vendor testing related to the design of the proposed commercial-scale facility; consulting and services; environmental testing and other corporate services.

Litigation

Construction Services

On July 17, 2023, the Company filed a complaint (the “Complaint”) against a previous construction contractor in the United States District Court for the Central District of California, Eastern Division, alleging, among other things, breaches by the contractor of its contractual obligations to 5EBA under the Procurement and Construction Contract, effective April 26, 2022, relating to the construction of the SSF. On August 10, 2023, the contractor filed an answer to the Complaint and asserted counterclaims against 5EBA seeking relief of approximately $5.5 million.

On March 17, 2026, the parties executed a settlement agreement resolving all claims and counterclaims related to the matter, and the Company paid a settlement amount of approximately $4.3 million. The Company had previously accrued $2.8 million related to probable amounts owed under the construction contract and, upon approval of the settlement, recorded an additional $1.5 million to property, plant and equipment, which will be depreciated prospectively over the remaining useful life of the SSF. Refer to Note 4-Property, Plant and Equipment, for additional details.

Mining Claims

On May 11, 2026, Elementis Specialties Inc. (“Elementis”) filed a complaint in the United States District Court for the Central District of California, Eastern Division, captioned Elementis Specialties Inc. v. 5E Advanced Materials, Inc. et al., Case No. 5:26-cv-02488, against the Company and its wholly owned subsidiary, 5EBA. The complaint alleges, among other things, claims for quiet title, trespass, declaratory relief, slander of title, and violation of California’s unfair competition law relating to certain federal unpatented mining claims in San Bernardino County, California. Elementis seeks declaratory and injunctive relief, quiet title, compensatory and consequential damages in an amount to be proven at trial, punitive damages, statutory penalties, attorneys’ fees, costs, and interest. The Company believes it has defensible claims, disputes the allegations, and intends to vigorously defend the matter. Based on information currently available and management’s current assessment, the Company is unable to reasonably estimate possible damages or a range of possible damages and has not recorded an accrual related to this matter in the accompanying unaudited condensed consolidated financial statements.

14. Related Party Transactions

As of March 31, 2026, Ascend and Bluescape beneficially owned approximately 29.2% and 20.1%, respectively of the Company’s outstanding Common Stock and are therefore considered related parties. Additionally, pursuant to the Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025, Bluescape and Ascend each have the right to designate two individuals to our Board, and we are required to appoint or nominate such persons to our Board. Such party’s respective designation right will continue for so long as each such party beneficially owns 25% of the Company’s Common Stock, and one director to serve on the Company’s Board for so long as each such party beneficially owns 10% of the Company’s Common Stock.

As described in Note 10-Equity, on December 4, 2025, the Company entered into the Warrant Amendments with Bluescape, Ascend and Meridian, and each exercised all of their outstanding Restructuring Warrants.

As described in Note 10-Equity, on January 7, 2026, the Company issued warrants to purchase up to $10.0 million of shares of the Company’s Common Stock to Bluescape and Ascend.

As described in Note 10-Equity, on February 2, 2026, the Company completed the February 2026 Equity Offering. As part of the February 2026 Equity Offering, Bluescape purchased 4,000,000 shares of our Common Stock at $2.00 per share, a price per share equal to other investors who purchased shares of the Company’s Common Stock in the transaction.

15. Subsequent Events

On May 11, 2026, Elementis Specialties Inc. filed a complaint against the Company and its wholly owned subsidiary, 5E Boron Americas, LLC, in the United States District Court for the Central District of California. Refer to Note 13-Commitments and Contingencies, for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the three and nine months ended March 31, 2026 and 2025. This MD&A should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements, the accompanying notes thereto and other financial information included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2025 (the “Annual Report”). Except for historical information, this discussion and analysis contains various forward looking statements that involve risks, uncertainties and assumptions and other important factors, which include, but are not limited to, the risks described in our Annual Report filed with the SEC, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.” References within this MD&A to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc., and its subsidiaries.

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

Recent Developments

Appointment of Jonathan Siegler to Board of Directors

On April 13, 2026, we appointed Jonathan Siegler to our Board of Directors as one of Bluescape’s designees, replacing Graham van’t Hoff in that designee capacity. Mr. van’t Hoff continues to serve as Chairman and a director. Mr. Siegler brings significant experience in project finance, capital structuring, infrastructure development and transaction execution, which we believe will support the next phase of development and prospective debt and equity financing for Fort Cady. His appointment follows recent commercial progress, including customer request for proposals and early-stage offtake discussions arising from our March 2026 customer roadshow.

Voluntary ASX Delisting

On April 16, 2026, we announced our intention to voluntarily delist from the ASX while maintaining our listing on the Nasdaq Global Select Market (“Nasdaq”), which we believe will simplify our public company and security-holder structure and better align our listing profile with our U.S.-based management team, assets and investor base. We expect the delisting to reduce ongoing legal, compliance, administrative and other listing-related costs, with no material impact on our financial position or operating results other than compliance-cost savings and certain ancillary cost savings, net of one-time delisting fees. Following the delisting, our common stock will continue to trade on Nasdaq and we will remain subject to Nasdaq listing standards and SEC reporting obligations.

First Offtake Heads of Agreement

We continued to advance our commercial strategy for the Fort Cady Project, and in May 2026, we announced that we had entered into a non-binding offtake heads of agreement with a domestic industrial customer for boric acid, which we believe represents an important step in our customer qualification and project financing readiness efforts. We also continued to engage with prospective customers and received additional commercial interest, including requests for proposals and indicative terms, although there can be no assurance that these discussions will result in definitive agreements or on terms acceptable to us. In addition, we advanced product development initiatives for higher-value boron-derived materials, including stable meta boric acid, for which we have filed a provisional patent application, and initial testing related to potential ferroboron production, as we evaluate opportunities to potentially expand our product offerings beyond conventional boric acid.

Highlights for the Three Months Ended March 31, 2026

Operational Highlights

Ferroboron Supply Chain Initiative

We are advancing research and development to produce ferroboron, an iron-boron alloy used in specialty steel and as a boron source in neodymium-iron-boron permanent magnet manufacturing. During the quarter, we engaged Dr. William M. Carty, Ph.D. to lead the research and development and trial programs, and identified two redox-based process routes for laboratory evaluation. We are targeting delivery of initial samples to prospective end users for evaluation and initial qualification in the first half of calendar year 2026, with expected trial deliverables including product chemistry, impurity profiling, particle size distribution, and preliminary mass and energy balances to support early-stage process design and initial economic assessment. We have not executed any definitive commercial agreements relating to ferroboron, and there can be no assurance that the current trial program will result in a commercial product, customer qualification, or a decision to proceed.

Meta Boric Acid Product Development

We began evaluating meta boric acid, a boron derivative material produced from our boron resource that has achieved approximately 80% B2O3 equivalent content in research and development activities. Meta boric acid is being evaluated as a higher-concentration boron product for potential use in specialty glass, ceramics and other industrial applications. During the period, we produced a stable meta boric acid product and filed a provisional patent application with the U.S. Patent and Trademark Office relating to the production process and we are assessing using meta boric acid in our commercial product portfolio. We are continuing larger-scale trials and customer sampling efforts to support testing and qualification with prospective customers. We have not entered into any definitive commercial agreements for this product, and any future commercialization remains subject to successful technical validation, customer qualification, intellectual property development, financing and other factors.

Customer Roadshow and Pursuit of Offtake

During the period, senior management completed a customer roadshow involving 12 prospective customers across multiple end markets, including ceramics, insulation, ferroboron, biocidal and pesticidal applications as well as distribution. These engagements included on-site facility tours and technical discussions regarding product specifications, logistics, qualification pathways, project timing and potential commercial structures. As a result of these discussions, multiple prospective customers requested proposals and indicative commercial terms, which we believe may support ongoing customer diligence, potential qualification processes, and negotiations toward possible long-term offtake arrangements. We have not entered into any definitive offtake or other commercial agreements as a result of these activities, and there can be no assurance that any proposals, discussions or diligence efforts will result in executed agreements, customer qualification, project financing or future sales.

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

September 2024 Notes Offering

On September 16, 2024, we entered into a third amendment (“Amendment No. 3”) to a January 2024 amended and restated note purchase agreement (as described in Note 7-Debt, of Part I, Item 1 of this Quarterly Report, the “January 2024 Amended and Restated Note Purchase Agreement”) and agreed, among other things, to (i) issue and sell new senior secured convertible notes in substantially the same form and under the same terms as convertible notes issued in June of 2024 (as described in Note 7–Debt of Part I, Item 1 of this Quarterly Report, the “June 2024 Notes”), in an aggregate principal amount of $6.0 million (the “September 2024 Notes”) to Bluescape Special Situations IV LLC (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC for and on behalf of Strategic SP (together with Meridian, “Ascend”), and (ii) amend and restate the January 2024 Amended and Restated Note Purchase Agreement in the form attached as Annex A to Amendment No. 3 (the “September 2024 Amended and Restated Note Purchase Agreement”). The net proceeds to us for the September 2024 Notes were approximately $5.5 million after deducting issuance costs and fees.

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

August 2025 Equity Offering

On August 21, 2025, we entered into an underwriting agreement to issue and sell an aggregate of 2,374,481 shares of our Common Stock at a price of $3.50 per share (the “August 2025 Equity Offering”). The August 2025 Equity Offering closed on August 25, 2025, and resulted in aggregate net proceeds of approximately $7.4 million after deducting underwriting discounts and commissions, and other offering expenses.

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

On December 8, 2025, at our 2025 annual meeting of stockholders, our stockholders approved our entry into an agreement (the “Letter Agreement”) to issue up to 2,816,346 warrants with an exercise price of $3.5507 to purchase up to $10.0 million shares of our Common Stock (the “EXIM Warrants”), to Bluescape and Ascend, or their respective affiliates (the “Guarantors”) in connection with each party providing a guarantee or collateral package (the “Guarantee”) to EXIM as a condition of awarding the EXIM Loan. However, we are under no obligation to secure any potential EXIM Loan with the Guarantee and may pursue other options for security or collateral with EXIM.

On January 7, 2026, we and the Guarantors entered into the Letter Agreement, pursuant to which we issued the EXIM Warrants. The terms of the EXIM Warrants are substantially identical to the terms of the 2024 Warrants, except:

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

Consistent with the terms of the 2024 Warrants, the EXIM Warrants contain customary adjustments in the event of any stock split, stock dividend, stock combination, recapitalization, or similar transaction occurring after the issuance date. As of the date of this Form 10-Q, we have not yet been awarded the EXIM Loan, and therefore the EXIM Warrants have not vested and are not available for exercise.

February 2026 Equity Offering

On February 2, 2026, we completed the issuance and sale of an aggregate of 18,000,000 shares of our Common Stock at a price of $2.00 per share (the “February 2026 Equity Offering”). The February 2026 Equity Offering resulted in aggregate net proceeds of approximately $33.2 million after deducting placement agent fees, and other offering expenses paid or payable by us.

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

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended March 31,		Variance		Nine Months Ended March 31,		Variance
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
COSTS AND EXPENSES
Project expenses	$1,443	$1,050	$393	37%	$4,400	$4,283	$117	3%
Small-scale facility operating costs	781	897	(116)	(13%)	2,396	3,564	(1,168)	(33%)
General and administrative	3,162	3,265	(103)	(3%)	9,539	11,342	(1,803)	(16%)
Impairment expense	1,608	—	1,608	N/A	1,608	—	1,608	N/A
Depreciation and amortization expense	5,300	4,992	308	6%	15,991	14,955	1,036	7%
Total costs and expenses	12,294	10,204	2,090	20%	33,934	34,144	(210)	(1%)
LOSS FROM OPERATIONS	(12,294)	(10,204)	(2,090)	20%	(33,934)	(34,144)	210	(1%)
NON-OPERATING INCOME (EXPENSE)
Interest income	166	21	145	*	247	68	179	263%
Other income	—	—	—	N/A	—	4	(4)	(100%)
Gain (loss) on extinguishment of debt	—	17,333	(17,333)	(100%)	—	17,333	(17,333)	(100%)
Derivative gain (loss)	—	—	—	N/A	—	1,357	(1,357)	(100%)
Interest expense	(4)	(1,869)	1,865	(100%)	(15)	(6,454)	6,439	(100%)
Other expense	—	(1)	1	(100%)	(15)	(5)	(10)	200%
Total non-operating income (expense)	162	15,484	(15,322)	(99%)	217	12,303	(12,086)	(98%)
Income tax expense (benefit)	—	—	—	N/A	—	—	—	N/A
NET INCOME (LOSS)	$(12,132)	$5,280	$(17,412)	*	$(33,717)	$(21,841)	$(11,876)	54%

* Represents a percentage change greater than +/- 300%

Comparison of the three and nine months ended March 31, 2026 and 2025

Project expenses

Project expenses include drilling, site preparation, engineering (excluding amounts eligible to be capitalized), testing and sampling, development and testing of our wellfield, hydrology, permits, property taxes, surveys, certain consultants, certain insurance costs, and other expenses associated with further progressing our Project. For the three months ended March 31, 2026, Project expenses increased $393 thousand, or 37%, versus the comparable period in the prior fiscal year. The increase was primarily the result of an increase in development costs associated with our commercial wellfield design and testing program, including deployment of horizontal wells ($0.5 million), which was offset to a lesser extent by a decrease in site-related costs ($0.1 million).

For the nine months ended March 31, 2026, project expenses increased $117 thousand, or 3%, versus the comparable period in the prior fiscal year. The increase was primarily the result of an increase in development costs associated with our commercial wellfield design and testing ($0.8 million). This increase was offset, to a lesser extent, by decreases in (i) site-related costs ($0.6 million), and (ii) insurance costs ($0.1 million).

Small-scale facility operating costs

Small-scale facility operating costs consist of raw materials, salaries and benefits for employees that are directly responsible for the operation of the SSF and wellfield, and maintenance and upkeep related to the SSF. For the three months ended March 31, 2026, Small-scale facility operating costs decreased $116 thousand, or 13%, versus the comparable period in the prior fiscal year. The decrease was primarily the result of a decrease in raw materials necessary to operate the SSF and produce boric acid and other byproducts ($0.1 million).

For the nine months ended March 31, 2026, Small-scale facility operating costs decreased $1.2 million, or 33%, versus the comparable period in the prior fiscal year. The decrease was primarily the result of decreases in: (i) salaries and benefits for our employees directly responsible for operating the SSF due to a reduction in headcount between periods ($0.8 million), (ii) raw materials necessary to operate the SSF and produce boric acid ($0.3 million), and (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.1 million).

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries for administrative personnel, share based compensation, corporate insurance, certain consultants, investor relations and other expenses. For the three months ended March 31, 2026, general and administrative expenses decreased $103 thousand, or 3%, versus the comparable period in the prior fiscal year. The decrease was primarily the result of a decrease in insurance related costs ($0.2 million), offset, to a lesser extent, by an increase in investor relations and marketing costs ($0.1 million).

For the nine months ended March 31, 2026, general and administrative expenses decreased $1.8 million, or 16%, versus the comparable period in the prior fiscal year. The decrease was primarily due to decreases in: (i) share based compensation ($0.9 million) which is primarily the result of prior fiscal year including approximately $1.1 million of share based compensation expense associated with the acceleration of expense pursuant to an employee severance agreement, (ii) corporate insurance costs ($0.6 million), (iii) professional fees, primarily as a result of incurring incremental legal fees in the prior fiscal year leading up to the Exchange Transaction ($0.4 million), (iv) other miscellaneous cost-cutting measures across the organization ($0.3 million), (v) severance related costs ($0.2 million), and (vi) decrease in base employee compensation and benefits ($0.1 million). These decreases were offset by an increase in investor relations and marketing costs ($0.7 million).

Impairment expense

During the quarter ended March 31, 2026, we encountered difficulty with our fiberglass reinforced production tubing in our horizontal sidetracks that we drilled from our existing injection and recovery wells as we applied increasing temperature to our mining operations. In addition, downhole tubing and fiber optic equipment became lodged within one of our horizontal sidetrack wells, and the loss of wellbore continuity in the second sidetrack well led to the inability to access the horizontal portion of the well. Despite losing access to the horizontal portions of the well, we validated technical and operating feasibility of horizontal wells before failure, injection rates, geologic continuity of the main mineralized horizon, a more consistent head grade relative to vertical wells, and validated materials of construction and future completion designs. We determined that both horizontal sidetracks were fully impaired as a result of these difficulties and had no remaining fair value. Therefore, the remaining net book value of $1.6 million associated with the horizontal sidetrack wells was written off to impairment expense during the three and nine months ended March 31, 2026. There was no comparable activity in the comparable periods in the prior fiscal year.

Depreciation and amortization expense

Depreciation and amortization relate to use of our SSF, injection and recovery wells, owned or leased vehicles, buildings and equipment and the accretion of our asset retirement obligations. For the three months ended March 31, 2026, depreciation and amortization expense increased $308 thousand, or 6%, versus the comparable period in the prior fiscal year. For the nine months ended March 31, 2026, depreciation and amortization expense increased $1.0 million, or 7%, versus the comparable period in the prior fiscal year. These increases were primarily due to the combined effect of (i) our beginning to depreciate $2.1 million of costs incurred for the horizontal sidetracks we drilled from our existing injection and recovery wells during the quarter ended September 30, 2025, and (ii) the reduction in useful life of the injection and recovery wells from 5.0 years to 3.75 years to more closely align with our operational and development plans.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents and reclamation bond deposits in short-term (original maturities of three months or less) investments of highly liquid treasury bills, certificates of deposit and money market mutual funds. For the three months ended March 31, 2026, interest income increased $145 thousand versus the comparable period in the prior fiscal year. For the nine months ended March 31, 2026, interest income increased $179 thousand, or 263%, versus the comparable period in the prior fiscal year. These increases were primarily due to interest income earned on the remaining cash generated by the February 2026 Equity Offering, and to a lesser extent, interest earned on the reclamation bond deposit account that was established during April 2025.

Other income

Other income is primarily derived from the sale of scrap and other materials. For the three and nine months ended March 31, 2026, we did not recognize other income from the sale of scrap materials, versus $4 thousand recognized during the three and nine months ended March 31, 2025.

Gain on Extinguishment of Debt

The gain on extinguishment of debt incurred for the three and nine months ended March 31, 2025 resulted from the Exchange Transaction and the related extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement. As discussed within Note 7-Debt to the unaudited condensed consolidated financial statements, the Exchange Transaction was accounted for as a troubled debt restructuring. As a result, we derecognized the remaining principal, accrued interest and unamortized discount and debt issuance costs associated with the Convertible Notes of $82.4 million, and recognized the fair value of various equity interests issued to the former noteholders, less $5.0 million of proceeds received, at their fair value of $65.1 million. The difference in value between the Convertible Notes and the net fair value of equity interests issued resulted in a gain on extinguishment of debt of $17.3 million. There was no comparable activity for the three and nine months ended March 31, 2026.

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

There was no unrealized derivative gain (loss) during the three and nine months ended March 31, 2026, as the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative each expired on December 31, 2024, prior to the beginning of such period.

The unrealized derivative gain of $1.4 million during the nine months ended March 31, 2025, was primarily due to a decrease in our stock price during the period the June 2024 Convertible Note Derivative was outstanding, which resulted in a gain on the June 2024 Convertible Note Derivative. Our stock price on June 28, 2024 (the last trading day prior to the end of our prior fiscal year) and December 31, 2024 (the date the embedded conversion feature expired) was $27.83 and $14.72, respectively. The observed decline in our stock price resulted in a decline in the value of the embedded conversion feature liability and a resulting derivative gain of $2.2 million. This derivative gain was offset, to a lesser extent, by a loss with respect to the September 2024 Convertible Note Derivative during the same period. The unrealized derivative loss was primarily due to an increase in our stock price from $11.50 on September 16, 2024 (the issuance date of the September 2024 Notes) to $14.72 on December 31, 2024 (the date the embedded conversion feature expired), resulting in an increase in the value of the embedded conversion feature liability during such period and a resulting derivative loss of $0.9 million. On December 31, 2024, the conversion features associated with the June 2024 Notes and September 2024 Notes that resulted in separate accounting expired and the remaining aggregate fair value of such derivatives of $3.6 million was transferred to additional paid-in capital.

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

For the three months ended March 31, 2026, interest expense decreased $1.9 million, versus the comparable period in the prior fiscal year. For the nine months ended March 31, 2026, interest expense decreased $6.4 million, versus the comparable period in the prior fiscal year. These decreases were due to the extinguishment of the Convertible Notes and recognition of interest expenses thereon.

Other expense

Other expense relates to losses on foreign currency transactions, certain non-income related taxes, and penalties. For the three months ended March 31, 2026, other expense decreased $1 thousand or 100%, versus the comparable period in the prior fiscal year. For the nine months ended March 31, 2026, other expense increased $10 thousand or 200%, versus the comparable period in the prior fiscal year. Such increases were primarily due to increases in fines and penalties.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had cash and cash equivalents of $25.4 million and working capital of $21.8 million compared to $3.8 million of cash and cash equivalents and a working capital deficit of $1.8 million as of June 30, 2025. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions.

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

A summary of our cash flows for the nine months ended March 31, 2026 and 2025 follows.

	For the nine months ended March 31,		Variance
	2026	2025	$	%
	($ in thousands)
Net cash used in operating activities	$(13,792)	$(17,407)	$3,615	(21%)
Net cash used in investing activities	(7,318)	(1,395)	(5,923)	*
Net cash provided by financing activities	42,662	17,938	24,724	138%
Net increase (decrease) in cash and cash equivalents	$21,552	$(864)	$22,416	(2594%)

* Represents a percentage change greater than +/- 300%

Cash Flows Used For Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of general and administrative costs (exclusive of share based compensation), costs incurred in furthering the Project, and operating costs of the SSF. During the nine months ended March 31, 2026, we used $13.8 million of cash for operating activities, a decrease of approximately $3.6 million or 21% compared to the comparable period in the prior fiscal year. The decrease in cash used in operations during the current period primarily results from decreases in Small-scale facility operating costs, General and administrative expenses, net of non-cash share-based compensation expense, and Project expenses (refer to the discussion of period-over-period changes in Small-scale facility operating costs, General and administrative expenses and Project expenses within Results of Operations above for additional details).

Cash Flows Used For Investing Activities

Our cash flows used for investing activities primarily relate to wellfield development activities, equipment purchases, stage 2 of our front-end loading (“FEL-2”) engineering and related vendor testing related to our commercial-scale facility, advanced planning for stage 3 of our front-end loading (“FEL-3”) engineering program, and the payment of a settlement to a former construction contractor related to the construction of our SSF. During the nine months ended March 31, 2026, we used $7.3 million of cash for investing activities, an increase of approximately $5.9 million compared to the comparable period in the prior fiscal year. The increase in cash used in investing activities primarily results from the payment of an approximate $4.3 million settlement payment to a former construction contractor related to the construction of our SSF (as described further in Note 4-Property Plant and Equipment, Net and Note 13-Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q), and wellfield development activities, including the horizontal sidetracks we drilled from two of our existing injection and recovery wells.

Cash Flows From Financing Activities

Our cash flows from financing activities primarily relate to equity and equity-linked financing transactions to fund our business and operations. Cash flows provided by financing activities for the nine months ended March 31, 2026 were the result of (i) approximately $7.4 million of net proceeds received from the August 2025 Equity Offering, (ii) approximately $2.0 million of net proceeds received from the 2025 Warrant Exercise, and (iii) approximately $33.6 million of net proceeds received from the February 2026 Equity Offering (which excludes related expenses payable of approximately $0.4 million as of March 31, 2026). These net cash inflows were offset by (i) approximately $0.2 million of costs paid in connection with the May 2025 Subscription, and (ii) approximately $0.1 million of taxes paid upon the vesting and release of shares for equity awards.

Cash flows provided by financing activities for the nine months ended March 31, 2025 were the result of (i) approximately $3.0 million of net proceeds received from the August 2024 Equity Offering, (ii) approximately $5.5 million of net proceeds received from the issuance of September 2024 Notes, (iii) approximately $4.7 million of net proceeds received from the issuance of the January 2025 Notes, and (iv) approximately $4.9 million of net proceeds received from the March 2025 Subscription, after recognition of the related costs and fees related directly to the issuance of the related equity instruments. These net cash inflows were offset by approximately $0.2 million of taxes withheld and paid upon the vesting and release of shares for equity awards.

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, costs necessary to further the engineering of our proposed commercial-scale facility, professional fees, operating costs for the SSF, Project related costs, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations, and $2.0 million primarily for raw materials for the operation of the SSF; wellfield materials; engineering services and vendor testing related to the design of the proposed commercial-scale facility; consulting and services; environmental testing and other corporate services. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” and “Commitments and Contingencies” footnotes in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on certain of these expenditures and obligations.

Future Capital Requirements and Going Concern

Over the next 12 months we have the following plans that will require additional capital:

•
Operate the SSF to provide the necessary data for our commercial-scale facility, progress our customer qualification program and validate our wellfield design and operational plans;
•
Progress FEL-3, and the related detailed engineering and vendor testing;
•
Optimize well-field design and operating plan in an effort to optimize future mining capital, construction capital and operational expenditures;
•
Pursue and optimize infrastructure capital expenditures for our proposed commercial-scale facility which could include expansion of non-potable water resources, upgrading shore power, connection to a natural gas network, preparing certain lands for the construction of the proposed commercial-scale facility, and constructing new access roads into and out of the location for our proposed commercial-scale facility; and
•
Further define our advanced boron materials strategy, including our ferroboron supply chain initiative, meta boric acid product development, with consideration to engineering and repurposing our SSF once sufficient data has been obtained for flow sheet optimization and the production of product for customer qualification.

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

Critical Accounting Policies

A complete discussion of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no significant changes in our critical accounting policies during the nine months ended March 31, 2026. Unless otherwise discussed, we believe that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in the evaluation for the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we and our subsidiaries may become subject to various claims, legal proceedings, governmental inspections, audits, or investigations arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain and we cannot assure you that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows, or results of operations. For additional information regarding pending legal proceedings, refer to Note 13-Commitments and Contingencies in the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2026.

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

None.

c) Insider Trading Arrangements and Policies.

During the three months ended March 31, 2026, none of the Company's directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.4*

Form of Amendment and Notice to Exercise of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on From 10-Q filed with the SEC on February 17, 2026).

10.1*	Non-Executive Director Appointment Letter, Jonathan Siegler, dated April 13, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files (formatted as Inline XBRL).
104*	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5E Advanced Materials, Inc.

Date: May 12, 2026	By:	/s/ Paul Weibel
Paul Weibel
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Joshua Malm
Joshua Malm
Chief Financial Officer (Principal Financial Officer)