Form 10-K
period 2026-06-30
5E Advanced Materials, Inc.
filed 2026-09-17
CIK 1888654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21.3 million as of December 31, 2025 (based on the last reported sale price of such stock on the Nasdaq Global Select Market on that date).

As of September 16, 2026, the number of shares outstanding of the registrant’s common stock was 41,647,371.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 30, 2026, are incorporated by reference into Part III where indicated.

i

Selected Definitions

•
“5E Boron Americas” refers to 5E Boron Americas, LLC (f/k/a Fort Cady (California) Corporation).
•
“5E SVM” refers to 5E SVM, LLC.
•
“ABR” refers to American Pacific Borates Limited, a company incorporated under the laws of Australia.
•
“ASX” refers to the Australian Securities Exchange.
•
“Board” refers to the 5E Advanced Materials, Inc. Board of Directors.
•
“Bylaws” refers to the Second Amended and Restated Bylaws of 5E Advanced Materials, Inc.
•
“CDI” refers to a CHESS Depositary Interest.
•
“CERCLA” refers to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.
•
“Certificate of Incorporation” refers to the Amended and Restated Certificate of Incorporation of 5E Advanced Materials, Inc., as amended.
•
“Commercial-Scale Facility” refers to the Company’s proposed borates facility, located at the Project, as detailed in the Company’s PFS.
•
“Common Stock” refers to the Company’s common stock, par value $0.01 per share.
•
“Company” refers to 5E Advanced Materials, Inc., a Delaware corporation.
•
“Corporations Act” refers to the Australian Corporations Act, 2001 (Cth).
•
“EPA” refers to the U.S. Environmental Protection Agency.
•
“EPC” refers to engineering, procurement and construction.
•
“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
•
“FEL” refers to front-end loading, a stage gated project management system (with a number to the corresponding stage, e.g., FEL-1, FEL-2, FEL-3.)
•
“LCE” refers to lithium carbonate equivalent.
•
“MSTs” refers to million short tons.
•
“Nasdaq” refers to the Nasdaq Global Select Market.
•
“ppm” refers to parts per million.
•
“Preliminary Feasibility Study” or “PFS” refers to the Preliminary Feasibility Study and Technical Report Summary, dated September 17, 2026, included as Exhibit 96.1 to this Annual Report.
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
•
“QPs” refers to Qualified Persons, as defined by SEC Regulation S-K 1300.

ii

TRADEMARKS AND TRADE NAMES

This Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and any documents incorporated by reference herein, (the “Annual Report”), contains, and incorporates by reference, references to trademarks, service marks and trade names belonging to us or other entities. All trademarks, service marks and trade names included or incorporated by reference into this Annual Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report or the documents incorporated by reference herein, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that the respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes statements that express our and our subsidiaries’ opinions, expectations, beliefs, plans, goals, objectives, assumptions or projections regarding future events or future financial performance and results, financial condition, business strategy, including certain projections, milestones, targets, business trends and other statements that are not historical facts. These statements constitute forward-looking statements within the meaning of the Safe Harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “forecasts,” “budgets,” “targets,” “aims,” “intends,” “plans,” “may,” “will,” “should,” “could,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, and in each case including their negative or other variations of comparable terminology. However, not all forward-looking statements contain these identifying words. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including without limitation, statements regarding our results of operations and financial position, business strategy, plans and prospects, ability to secure additional financing and continue as a going concern, Preliminary Feasibility Study (as defined herein), recently updated mineral resource estimate, the success and enforceability of our patent applications and other intellectual property protections, development plans, production capabilities (including the development of advanced boron derivatives), commercialization strategy, advancement of our supply chain initiatives, offtake discussions, customer qualification processes and success thereof, market demand for boron and lithium, the potential applications of our products across energy, defense, and industrial markets, ability to access and secure any government-based financing, purchase order commitments, vision of becoming a leading global supplier of borates and advanced boron materials, ability to continue to operate the SSF and develop the Project (each as defined herein), production forecasts and capital expenditure estimates and the pending Acquisition (as defined herein) of specified assets of SVM, the anticipated entry of the Sale Order (as defined herein) by the Bankruptcy Court, the expected consummation of the Acquisition and the timing thereof, and the funding and terms of the Bridge Facility. Forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business.

The forward-looking statements in this Annual Report are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including risks described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Annual Report and the documents that we reference or incorporate by reference in this Annual Report and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report.

SUMMARY RISK FACTORS

The following is a summary of the principal risks and uncertainties that make an investment in the Company speculative or risky. The following should be read in conjunction with the more detailed description of risk factors contained within Part I, Item 1A of this Annual Report.

Risks Relating to Our Business

•
There is substantial doubt regarding our ability to continue as a going concern.
•
We will need substantial additional financing to continue as a going concern and advance the Project.
•
We have incurred significant losses and expect to incur continued losses for the foreseeable future.
•
Our limited operating history makes our future performance difficult to evaluate.
•
Our inability to operate the SSF, complete FEL-3 or validate wellfield design could adversely affect the Project.
•
We have invested, and expect to continue to invest, significant capital in the Project.
•
We have a limited history of mineral production and may not successfully execute our business strategy.
•
We may be unable to develop, protect, obtain or acquire intellectual property important to our strategy.
•
Third parties may claim that we infringe their proprietary intellectual property rights.
•
Our development-stage activities may not result in commercial development or profitable operations.
•
Our mineral resource and reserve estimates and PFS assumptions are inherently uncertain and subject to change.
•
Project development, mine plan, wellfield design, recovery-rate, cost and schedule estimates remain uncertain.
•
Customer qualification and non-binding commercial arrangements may not result in binding or bankable offtake agreements.
•
Market demand, pricing and market-size assumptions for borates, lithium and co-products may prove inaccurate.
•
We depend on a single mining project and a single geographic region.
•
Our long-term success depends on achieving profitability and positive cash flow.
•
Energy costs, natural gas supply and infrastructure constraints could delay or increase the cost of the Project.
•
Macroeconomic conditions, inflation, interest rates, tariffs and trade policies could adversely affect financing and costs.
•
Fluctuations in the value of the U.S. dollar relative to other currencies may adversely affect our competitive position, pricing and revenues.
•
A shortage of equipment, disruption in our supply chain, production disruptions at our proposed facilities, or failure by our vendors or suppliers to comply with applicable laws and ethical business practices could adversely affect our ability to develop, construct or operate our business.
•
Our proposed facilities or operations could be adversely affected by natural disasters, wars, health epidemics or pandemics, or other events outside of our control.
•
Title to mineral properties, mining claims and related water rights is complex and may be challenged.
•
Restrictions on water sourcing, recycling, disposal, evaporation ponds or solution management could affect operations.
•
Environmental, operational, land-use and permitting regulations and requirements could impede, prevent, delay or limit Project development.
•
Waste management, reclamation and closure obligations may result in significant costs and liabilities.
•
Physical climate risks and evolving sustainability or climate disclosure obligations could increase costs.
•
Litigation, arbitration or regulatory proceedings could adversely affect our business.
•
Local communities and other stakeholders may affect development or operation of the Project.
•
Exploration and development activities involve uncertainty and may not produce profitable results.
•
Our future success depends on key personnel, skilled labor and our ability to scale our organization.
•
Our directors and officers may have conflicts of interest.

•
Acquisitions, joint ventures, strategic alliances or investments may be unsuccessful.
•
Compliance with ever-evolving federal and state laws and other requirements relating to the processing of information about individuals necessitates significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
•
Information technology system failures, network disruptions and breaches in data security – including as a result of artificial intelligence – could adversely affect us.
•
Competition from established producers and new entrants, and further industry consolidation, could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Common Stock

•
Our largest stockholders control a significant percentage of our voting power.
•
Outstanding warrants and future securities issuances could dilute existing stockholders.
•
The market price and trading volume of our Common Stock may be volatile.
•
We incur significant costs as a U.S.-listed public company.
•
An active trading market for our Common Stock may not be sustained.
•
We do not anticipate paying dividends for the foreseeable future.
•
Securities or industry analyst coverage may adversely affect our trading value.
•
Our status with the SEC as an Emerging Growth Company and Smaller Reporting Company allows reduced disclosure, which may make our Common Stock less attractive.
•
Internal control or disclosure-control failures could affect investor confidence.
•
Anti-takeover provisions and exclusive-forum provisions may limit stockholder rights.
•
Future capital raising may substantially dilute stockholders or adversely affect our Common Stock.
•
Failure to satisfy Nasdaq continued listing standards could result in delisting.
•
Sales of our Common Stock could reduce its market price.
•
We are a holding company and depend on subsidiaries to fund operations and expenses.

Risks Relating to the Pending Acquisition

•
The pending Acquisition and additional businesses or assets we may acquire, joint ventures we may form or investments in other companies we may make in the future may be unsuccessful and may harm our operating results and prospects.
•
The Acquisition is subject to closing conditions and may not be completed, and the Asset Purchase Agreement may be terminated in accordance with its terms.
•
The consideration payable under the Asset Purchase Agreement is fixed and will not be adjusted based on our performance.
•
The Acquisition will involve substantial costs.
•
Our stockholders may not realize a benefit from the Acquisition commensurate with the ownership dilution they will experience in connection with the Acquisition.
•
SVM is currently not a U.S. public reporting company and the obligations associated with integrating the operations related to the SVM Assets into a public company may require significant resources and management attention.
•
We anticipate our indebtedness will increase upon completion of the Acquisition and may have the effect of heightening other risks we now face.

CAUTIONARY NOTE REGARDING RESERVES

Unless otherwise indicated, all mineral resource and reserve estimates included in this report have been prepared in accordance with, and are based on the relevant definitions set forth in, the SEC’s Mining Disclosure Rules and Regulation S-K 1300 (each as defined below). Mining disclosure in the United States was previously required to comply with SEC Industry Guide 7 (the “SEC Industry Guide 7”) under the Exchange Act. In accordance with the SEC’s Final Rule 33-10570, Modernization of Property Disclosure for Mining Registrants, the SEC has adopted final rules, effective February 25, 2019, to replace SEC Industry Guide 7 with new mining disclosure rules (the “Mining Disclosure Rules”) under subpart 1300 (Title 17, Part 229, Items 601 and 1300 through 1305) of Regulation S-K (“Regulation S-K 1300”) of the Securities Act. Regulation S-K 1300 replaces the historical property disclosure requirements included in SEC Industry Guide 7. Regulation S-K 1300 uses the Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”)-based classification system for mineral resources and mineral reserves and accordingly, under Regulation S-K 1300, the SEC now recognizes estimates of “Measured Mineral Resources,” “Indicated Mineral Resources” and “Inferred Mineral Resources,” and requires SEC-registered mining companies to disclose in their SEC filings specified information concerning their mineral resources, in addition to mineral reserves. In addition, the SEC has amended its definitions of “Proven Mineral Reserves” and “Probable Mineral Reserves” to be substantially similar to international standards. The SEC Mining Disclosure Rules more closely align SEC disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards. While the SEC now recognizes “Measured Mineral Resources,” “Indicated Mineral Resources” and “Inferred Mineral Resources” under the SEC Mining Disclosure Rules, investors should not assume that any part or all of the mineral deposits in these categories will be converted into a higher category of mineral resources or into mineral reserves. Investors are also cautioned not to assume that any measured mineral resources, indicated mineral resources, or inferred mineral resources are guarantees of actual resource amounts or that such amounts will be economically or legally mineable.

The following terms, as defined in Regulation S-K 1300, apply within this Annual Report on Form 10-K:

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

Mineral Reserve

is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Probable Mineral Reserve (“Probable” or “Probable Mineral Reserve”)	is the economically mineable part of an indicated and, in some cases, a measured mineral resource.
Proven Mineral Reserve (“Proven” or “Proven Mineral Reserve”)	is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Incorporated by reference as Exhibit 96.1 to this filing is a Preliminary Feasibility Study and Technical Report Summary, dated September 17, 2026 (the “PFS”). The purpose of the PFS is to support the disclosure of mineral resource and reserve estimates for the Project, which are further described in the Business and Properties item of this report. The PFS was prepared in accordance with the SEC’s Mining Disclosure Rules and Regulation S-K Subpart 1300 and Item 601(b)(96) (technical report summary).

UNLESS OTHERWISE EXPRESSLY STATED, NOTHING CONTAINED IN THIS FILING IS, NOR DOES IT PURPORT TO BE, A TECHNICAL REPORT SUMMARY PREPARED BY A QUALIFIED PERSON PURSUANT TO AND IN ACCORDANCE WITH THE REQUIREMENTS OF SUBPART 1300 OF THE SECURITIES EXCHANGE COMMISSION REGULATION S-K.

CAUTIONARY NOTE REGARDING INDUSTRY AND MARKET DATA

This filing includes information concerning our industry and the markets in which we will operate that is based on information from various sources including public filings, internal company sources, various third-party sources and management estimates. Our management estimates regarding our position, share and industry size are derived from publicly available information and our internal research and are based on a number of key assumptions made upon reviewing such data and our knowledge of such industry and markets, which we believe to be reasonable. While we believe the industry, market and competitive position data included in this report is reliable and is based on reasonable assumptions, such data is necessarily subject to a high degree of uncertainty and risk and is subject to change due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Statements,” “Summary Risk Factors,” “Risk Factors” and elsewhere in this filing. These and other factors could cause results to differ materially from those expressed in the estimates included herein. We have not independently verified any data obtained from third-party sources and cannot assure you of the accuracy or completeness of such data.

PART I

Item 1. Business

Overview

5E Advanced Materials, Inc. (the “Company,” “we,” “our,” “us” and “5E”) is a development-stage company focused on becoming a vertically integrated global leader and supplier of refined borates and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and facilitate the domestic supply of critical materials. Our business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of borates, calcium-based co-products, and potentially other byproducts such as lithium carbonate, to downstream advanced boron material processing and development. Our vision is to safely process borates and other industrial minerals through responsible practices and a continuous improvement mindset. We hold 100% of the rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex located in southern California (the “Project”), through our wholly owned subsidiary 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation (“5E Boron Americas”)). Our Project is underpinned by boron reserves and lithium resource, with the boron being contained in a conventional boron mineral known as colemanite. Our facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency in 2022, and boron was added to the U.S. Department of the Interior’s 2025 Critical Minerals List on November 7, 2025. We currently operate our small-scale facility (the “SSF”) at the Project, which provides data and information necessary for us to ultimately establish a commercial-scale facility (the “Commercial-Scale Facility”) at the Project.

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

We believe the Project represents one of the most compelling domestic critical material projects in the United States as a strategically located operation that targets stable long-term demand, with a defined pathway to production and a low-cost, high-margin and profitable financial profile.

Our Strategy and Recent Accomplishments

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

In November 2023, the U.S. Environmental Protection Agency (“EPA”) provided authorization to begin in-situ mining operations pursuant to an Underground Injection Control permit and in January 2024, we began wellfield injection with acid and began extracting minerals from the Project in the form of a Pregnant Leach Solution (“PLS”). The initial high-quality run-of-mine head grade of boric acid provided validation of our initial operational assumptions.

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

Shortly after we began to process the PLS at the SSF we produced our first batch of boric acid. During July 2024, we sent out our first samples of boric acid produced at the SSF to potential customers, and during April 2025, we were notified by a leading global specialty glass manufacturer that they had successfully produced specialty glass utilizing our boric acid. In August 2025, we completed our first international product shipment, delivering boric acid to a customer in Taiwan, which we believe demonstrated our ability to produce and deliver product meeting customer specifications. We are aware of approximately 14 customers in eight diverse market segments who have successfully qualified our boric acid through a combination of laboratory evaluation, field trials and truckload-scale shipments.

In May 2026, we entered into a non-binding offtake heads of agreement with a domestic industrial customer for boric acid, providing for a ten-year term. Subsequent to the end of our fiscal year, we entered into a non-binding indication of interest with a domestic industrial end-user for boric acid and gypsum, contemplating a five-year term, and separately entered into two non-binding offtake heads of agreement with chemical distributors for boric acid, each with an initial five-year term and a renewal provision for an additional five years. We believe the progress in our commercial contracting arrangements represents an important step in our customer qualification and project financing readiness efforts and serves as a foundation toward the bankability of the Project. We have continued to engage with prospective customers and have received additional commercial interest, including requests for proposals and indicative terms. We believe that the progress observed in our customer qualification efforts will facilitate discussions with stakeholders about funding options for Phase 1 of the Project, including securing commercial contracts for our future products that are anticipated to underpin any financing.

We plan to continue to operate the SSF to produce additional boric acid for potential customers, advance the design of our commercial-scale wellfield design and operating methods, and refine the production process for our two proposed byproducts: calcium chloride and gypsum. Our expectation is that the SSF will cease operation and be decommissioned once we advance to the commercial construction stage for our proposed Commercial-Scale Facility.

While our immediate focus is on our efforts to establish the proposed Commercial-Scale Facility and our ability to commercially produce salable products, including boric acid, calcium chloride and gypsum, we remain dedicated to opportunistically developing downstream advanced boron materials processing capabilities and economically accretive byproducts such as lithium carbonate to extract greater value out of the Project. During fiscal year 2026, we advanced the development of higher-value, boron-derived materials. We produced a stable meta boric acid product, which achieved approximately 80% B2O3 equivalent content in our research and development activities, filed a provisional patent application with the U.S. Patent and Trademark Office relating to the production process, and continued larger-scale trials and customer sampling to support testing and qualification. We also commenced a ferroboron development program, engaging a dedicated technical lead to direct our research, development and trial programs and identifying two redox-based process routes for laboratory evaluation, with the goal of producing initial samples for evaluation by prospective end users. Subsequent to the end of our fiscal year, in August 2026, we reported that independent X-ray diffraction analysis confirmed the formation of iron boride (Fe2B) in ferroboron samples processed at 1,300°C, and that density-based analysis indicated conversion efficiency increasing from approximately 11% at 1,200°C to an average range of approximately 51% to 62% at 1,300°C. We have initiated testing at 1,400°C and are planning an approximately 500-gram batch with a third-party metallurgical processing partner as next steps toward process optimization and the production of samples for prospective customers. Any commercialization of meta boric acid or ferroboron remains subject to successful technical validation, customer qualification, intellectual property development, financing and other factors.

In May 2026, we announced the results of a Preliminary Economic Assessment (the “PEA”) evaluating the potential recovery of lithium, in the form of lithium carbonate, as a byproduct from the Project. The PEA is preliminary in nature and is based on a lithium resource that has not been converted to mineral reserves; accordingly, there is no certainty that the results of the PEA will be realized. We are continuing to evaluate the potential to recover lithium as a byproduct alongside our borates operations as part of our broader development, commercialization and financing strategy.

Concurrently with the commissioning of wellfield and start-up of the SSF, during January 2024 we selected Fluor Enterprises, Inc. (“Fluor”) as our Engineering, Procurement and Construction Management Firm (“EPC”) service provider to lead our FEL-2 engineering program. During August 2025, Fluor completed the FEL-2 engineering for our proposed Commercial-Scale Facility, which culminated in the issuance of an S-K 1300-compliant preliminary feasibility study. The preliminary feasibility study was further updated in September 2026, which has been filed as Exhibit 96.1 to this Annual Report (the “PFS”). The PFS includes a capital estimate of approximately $435 million to construct the proposed Commercial-Scale Facility, inclusive of $55 million for contingency and approximately $13 million of owner’s costs, and would result in approximately 17.5% of the Project’s total resource being converted into approximately 5.1 million short tons (“MSTs”) of boric acid reserves, and a resultant 37.5 year life of mine. Although our PFS focused on Phase 1 of commercial production, we have retained optionality for Phase 2 and Phase 3, at which point full operation could include 450,000 short tons of boric acid.

Our Strengths

We believe the following key strengths will help us toward our goal of becoming an important supplier of refined borates and advanced boron materials, complemented by calcium-based co-products and potentially other byproducts such as lithium carbonate:

Strategically Positioned to Benefit from Expected Substantial Demand Growth as Boric Acid Demand Outpaces Supply, Fueled by Intensified Decarbonization Efforts and Future-Facing Market Developments.

We are a development-stage company aiming to develop a materials reserve of high-quality borates and other key industrial minerals, currently positioned as inputs into key technologies and industries that address climate change, support decarbonization, energy independence, and support food, national security and defense sectors. We believe factors such as government regulation and incentives focused on domestic manufacturing and supply chains and capital investments across industries will drive demand for end-use applications like solar and wind energy infrastructure, neodymium-iron-boron magnets, defense applications, lithium-ion batteries, and other critical material applications. We expect any such growth in demand to increase the need for borates and other advanced boron materials that we seek to produce. In addition, products with future facing applications, including in the semiconductor, life sciences, aerospace, military and automotive markets, are also expected to drive demand growth. As a result of our broader focus on the refined borates and advanced boron materials rather than specific end-use applications, we believe we can be well-positioned to be an important domestic supplier to a diverse number of sectors benefiting from their expected growth.

Attractive Geographic Location with a Potential to Address Global Supply Challenges and National Security Concerns.

Over the past several years, the United States has taken action to reinforce existing supply chains and access to critical materials, while working to secure the domestic supply. In 2022, the Project was designated as Critical Infrastructure by the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, which we believe is a testament to its potential importance as a U.S.-based source of boron, lithium and other materials. This designation supports our goal of playing an important role in providing critical materials domestically, while simultaneously addressing the currently challenged global supply chain. The global boron market is exposed to potential supply risks. There are currently only two major global suppliers: Eti Maden, a state-owned corporation in Turkey, and U.S. Borax, Inc., a subsidiary of Rio Tinto PLC, who together represent approximately 80-85% of total supply, with Eti Maden representing approximately 60% of global supply. Similarly, there are only a small number of domestic lithium carbonate suppliers today in the United States. The Project is located in Southern California and, if successfully commercialized, we expect it will have the ability to supply U.S. markets and industries with these two key materials, become a driver of exported goods, and thereby help reduce reliance on foreign sources and potentially bolster the United States economic growth. Our plans to develop U.S.-based downstream capabilities are similarly expected to allow us to onshore additional components of the overall boron supply chain that have historically been concentrated in Asia and other foreign regions.

Our Project is Based on one of the Largest Known New Conventional Boron Deposits in the World and Includes a Complementary Lithium Resource that has the Potential to Enable Us to Become an Important Participant in the U.S. Lithium Market.

The Project deposit is a rare colemanite borate deposit, and we believe it is one of the largest known new deposits of colemanite globally. The Preliminary Feasibility Study (filed as Exhibit 96.1 to this Annual Report) estimates a combined 5.1 MSTs of boric acid (H3BO3) proven and probable reserves for Phase 1 of the Project, and 208 thousand short tons (“TSTs”) of measured plus indicated mineral resource of lithium carbonate equivalent under mineral control. The mineral resource estimate also identified 0.4 MSTs of inferred mineral resource of boric acid (H3BO3) and 4 TSTs of lithium carbonate equivalent under mineral control. All reserve and mineral resource estimates were prepared using a 2.0% cut-off grade. We believe that the complementary lithium resource at the Project, if successfully developed, has the potential to enable us to become an important participant in the U.S. lithium market. We believe the size and quality of our Project’s boron reserves and lithium resource also position us to become a long-term supplier, if and when the site becomes operational.

We Believe Our Approach for Developing and Commercializing the Project, along with our Orientation towards Decarbonization-Enabling Materials and Industries can Position us Well to Focus On Sustainability Initiatives.

We believe that the boron and lithium materials we plan on producing will support industries and applications that enable decarbonization and emission reduction, such as electric vehicles and green energy. These industries are important contributors to and supporters of the United Nations Sustainable Development Goals (“SDGs”), which include accelerating a net-zero future, promoting sustainable infrastructure, improving global nutrition and health as well as promoting innovation. Further, we believe that our extraction techniques will help us create a set of infrastructure that is aligned with the industries we plan on supporting. Our method of in-situ extraction is expected to source water from our hydrology wells while providing for closed loop water recycling which we expect will help reduce overall water consumption and provide for efficient energy management. In-situ extraction is also traditionally associated with less above ground land disturbance than traditional resource extraction methods, while using fewer fossil fuels. Given our early stage of development, we believe we have a unique opportunity to develop and grow our business and a potential sustainability advantage, including building a Board and leadership team as well as creating strong corporate governance policies, in each case focused on sustainability matters. We aim to have a positive impact on the prosperity of local communities by supporting job creation, providing specialized training, targeting local procurement and investment, all of which are important given certain communities near the Project are designated as economic development zones by the State of California.

Key elements of our strategy include:

Develop and Commercialize the Project to Produce an Economical and Secure Supply of Boron and Focusing on a more Environmentally Friendly In-Situ Extraction Process as Compared to Traditional Mining.

Our initial objective is to develop our Project’s boron resource and achieve a commercial extraction volume of borates and other byproducts safely and profitably with an aim to rely on a more environmentally friendly in-situ extraction process as compared to traditional mining. The SSF, which commenced operations in April 2024, has proven the technical merits of our planned in-situ mining techniques, and has served as the foundation for our future design, engineering, and cost optimization of our proposed commercial-scale complex while simultaneously providing product samples for customer qualification and offtake agreement efforts. If and when the commercial-scale complex is fully operational, we believe that we will have an opportunity to be a long-term supplier of borates, calcium chloride and gypsum, and the Project can serve as an important internal supply source for our development of downstream specialty and advanced materials.

Establish Competitive Market Positions in High-Value, High-Margin Markets for Refined Borates and Advanced Boron Materials that Address Decarbonization, Food Security, National Security and Defense, and Production of Domestic Supply.

We are seeking to establish competitive market positions in high-value-in-use, high-margin, and high-technology refined borates and advanced boron materials markets. We believe that as a result of efforts by several countries and businesses to address climate change and achieve decarbonization, as well as increasing challenges related to food security and geopolitical instability, key sectors such as electric vehicle manufacturing, clean energy infrastructure, food and fertilizers, and domestic security, will experience significant growth in the future. As a result, these sectors are expected to require secure and substantial new supplies of key inputs such as boron to support their growth. Assuming the successful commercial completion of our proposed Commercial-Scale Facility and complex, we believe we will have the opportunity to become one of the largest suppliers of borates in the domestic U.S. and international markets. Over time, we plan on developing downstream advanced boron materials capabilities to convert borates into advanced boron materials. These advanced boron materials may support higher technology applications across the fields of semiconductors, life sciences, aerospace, military, energy and automotive markets and would allow us to extract greater value from our processes and supply chain. Downstream advanced boron materials capabilities may be developed over time through a combination of internal research and development, commercial partnerships or joint ventures with other organizations or research institutions, or via the acquisition of intellectual property related to processing and manufacturing. During fiscal year 2026, we made initial progress in this area, producing a stable meta boric acid product achieving approximately 80% B2O3 equivalent content and commencing a ferroboron development program with two identified redox-based process routes under laboratory evaluation. Subsequent to our fiscal year end, independent testing confirmed iron boride (Fe2B) formation in ferroboron samples processed at 1,300°C, and we are advancing higher-temperature testing and larger batch trials in an effort to optimize the process and produce samples for evaluation by prospective customers.

Sign Offtake Agreements and Develop Commercial Partnerships to Expand High-Performance Boron Capabilities and Embed Ourselves in Customer Supply Chains.

As part of the commercialization plans for the Project, we plan on dedicating resources for marketing efforts to establish commercial definitive offtake agreements for the sale of borates, calcium chloride and gypsum. We believe sales of these materials will support our strategy of achieving a durable revenue base, which can be used to fund subsequent incremental capacity plans and generate cash necessary for investments in downstream advanced boron materials capabilities and economically accretive byproducts such as lithium carbonate. As we develop our downstream materials business, we plan to collaborate with customers and partners to support their development of high-performance applications in the areas of clean energy infrastructure, electric transportation, and high-grade fertilizers among other end uses. These commercial partnerships are expected to be an important element of embedding us within global supply chains and positioning us as an essential supplier of borates and advanced boron materials. We intend to invest in research and development initiatives with an aim to support our customers’ product development and create intellectual property for us. During fiscal year 2026, we made meaningful progress in this area, completing our first international product shipment to a customer in Taiwan, conducting a customer roadshow with 12 prospective customers across multiple end markets, and entering into a non-binding offtake heads of agreement with a domestic industrial customer for boric acid, providing for a ten-year term. Subsequent to our fiscal year end, we entered into a non-binding indication of interest with a domestic industrial end-user for boric acid and gypsum, contemplating a five-year term, and separately entered into two non-binding offtake heads of agreement with chemical distributors for boric acid, each with an initial five year term and a renewal provision for an additional five years. While no definitive offtake agreements have been entered into to date, we believe these activities represent important progress toward our commercial and project financing objectives.

Fort Cady Project

In connection with the filing of this Annual Report, and included as Exhibit 96.1, we issued an updated Preliminary Feasibility Study (“PFS”) prepared in accordance with Regulation S-K 1300, which focuses on Phase 1 development of our Fort Cady Project to develop a 130,000 short ton per annum boric acid plant. We believe the PFS demonstrates a superior resource and management’s firm understanding of, and direction for, the business, all of which we believe can help position us to achieve profitability, generate cash flow, and reduce risk.

Due to the current favorable market backdrop and growing importance of critical materials, we continue to focus primarily on further defining our boron reserves, and to work towards developing our proposed Commercial-Scale Facility for the production of borates, calcium chloride and gypsum. A focus on boron extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food security, national defense and production of domestic supply and our focus on high-value-in-use-materials and applications.

The PFS was based upon converting approximately 17.5% of our total mineral resource and established approximately 5.1 MSTs of boric acid reserves with an average grade of 7.89% (B2O3) and an initial 37.5 year life of mine utilizing an in-situ leaching mining method. The PFS allows for optionality for future expansion phases to develop the remaining portions of our total resource and future endeavors into value added advanced boron derivatives.

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

We will continue to operate the SSF while we stage gate to FEL-3 engineering for Phase 1 of the commercial-scale complex. FEL-3 engineering is expected to provide the necessary estimates to publish a final feasibility study and reach a final investment and construction decision for Phase 1 of the proposed commercial-scale complex during calendar year 2027. Based upon progress to date, we are now targeting to reach initial commercial production from Phase 1 in calendar year 2030, but this target may not be achieved and is contingent upon progressing through FEED engineering by January 2027 and securing the necessary financing to commence construction in January 2028.

Although our PFS focuses on Phase 1 of commercial production, we have retained optionality for Phase 2 and Phase 3, at which point full operation could include 450,000 short tons of boric acid.

Corporate History and Reorganization

5E Advanced Materials, Inc. was incorporated in the State of Delaware on September 23, 2021. Our predecessor, American Pacific Borates Limited (“ABR”), was incorporated in October 2016 under the laws of Western Australia and originally acquired the rights to the Project in 2017.

We acquired all of the issued and outstanding shares of ABR pursuant to a Scheme of Arrangement (“Scheme”) under Australian law, which was approved by ABR’s shareholders during 2021 and by the Federal Court of Australia on February 24, 2022. As part of the Scheme, 5E became the parent company of ABR and changed its place of domicile from Australia to the State of Delaware, effective March 8, 2022. In accordance with the Scheme, all ordinary shares of ABR were transferred to 5E and we issued to ABR shareholders either one share of our common stock, par value $0.01 per share (“Common Stock”), for every ten ordinary shares of ABR, or one CHESS Depositary Interest (“CDI”) for every one ordinary share of ABR, in each case as held on the Scheme record date, with each CDI representing one-tenth of one share of Common Stock. Following completion of the corporate reorganization, ABR became a wholly owned subsidiary of 5E Advanced Materials, Inc., and our Common Stock began trading on Nasdaq under the symbol “FEAM.”

The Company previously maintained a listing on the ASX for its CDIs under the symbol “5EA.” In connection with the Company’s voluntary delisting from the ASX, trading in the CDIs was suspended on May 26, 2026, and the Company was removed from the official list of the ASX on May 28, 2026. As part of the delisting, the Company established a voluntary sale facility (the “Voluntary Sale Facility”) and compulsory sale facility (the “Compulsory Sale Facility”) to facilitate the transition of holders of CDIs who did not elect to convert their CDIs into Common Stock or dispose of their CDIs on the ASX. The Voluntary Sale Facility closed on August 12, 2026, and the Compulsory Sale Facility commenced on August 14, 2026, and the final sales of shares of Common Stock sold under such Compulsory Sale Facility occurred on September 16, 2026.

Subsequent to our fiscal year end, on September 14, 2026, we and our newly formed, wholly owned subsidiary 5E SVM, LLC (“5E SVM”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Searles Valley Minerals Inc., Trona Railway Company LLC and Searles Domestic Water Company LLC (collectively, “SVM” and, each, a “Seller”), and the other parties named therein, including Nirma Limited (“Nirma”), the indirect non-debtor parent company of SVM, to acquire specified assets of SVM (the “SVM Assets”). The SVM Assets to be acquired primarily consist of all real property owned by the Sellers, including the Sellers’ Argus, Westend and Trona production facilities and approximately 9,000 acres of Searles Lake brine resources, in each case located in San Bernardino County, California, together with the short-line railroad operated by Trona Railway Company LLC, potable water production and distribution facilities and related on-site utilities, storage, distribution and support infrastructure, as well as specified machinery, equipment, inventory, permits, licenses, contracts, intellectual property and other assets relating thereto. 5E SVM’s acquisition of the SVM Assets (the “Acquisition”) is being effectuated in connection with SVM’s voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

The Acquisition is being undertaken pursuant to section 363 of the Bankruptcy Code and was approved by the Bankruptcy Court at a hearing held on September 15, 2026. The order documenting the Bankruptcy Court’s approval of the Acquisition (the “Sale Order”) may be subject to objection, appeal, modification, stay or reversal. Under the Asset Purchase Agreement, 5E SVM has also agreed to assume specified liabilities and contracts relating to the SVM Assets (the “Assumed Liabilities”), subject to certain limitations. The consummation of the Acquisition (the “Closing”) is subject to customary conditions, and we expect the Closing to occur in early October 2026. Any appeal, stay, modification or reversal of the Sale Order could delay or prevent the Closing. Refer to “Risk Factors—Risks Relating to the Pending Acquisition” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in Part II, Item 7 and Note 17-Subsequent Events in the financial statements included in Part II, Item 8 of this Annual Report for additional information.

Competition

The mining industry is highly competitive. According to the preliminary market study prepared by Kline & Company, Inc., as part of our PFS, there were two major competitors in the borates industry, Eti Maden, a state-owned corporation in Turkey, and U.S. Borax, Inc., a subsidiary of Rio Tinto PLC. If we are successful in bringing the Project into production, we will be competing with those two large competitors in the borates industry, one state-owned enterprise and one global mining conglomerate, each of which we believe are generally well-funded and established. According to Global Market Insights, together they supplied approximately 80-85% of global boron demand which has led to a global duopoly, with Eti Maden alone having supplied approximately 60% of the world’s recent demand. We, therefore, may be at a significant disadvantage in the course of obtaining materials, supplies, labor and equipment from time to time. Additionally, we are, and expect to continue to be, an insignificant participant in the business of mining exploration and development for the foreseeable future.

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

Customers

Because we have not yet begun large-scale production of mineral products, we currently do not have any definitive offtake agreements with customers. During July 2024, we sent out our first samples of boric acid produced at the SSF to potential customers, and as of September 2026, we were aware of approximately 14 customers in 8 diverse market segments who had successfully qualified our boric acid through a combination of laboratory evaluation, field trials and truckload-scale shipments. In August 2025, we completed our first international product shipment, delivering boric acid to a customer in Taiwan. In March 2026, our senior management completed a customer roadshow involving 12 prospective customers across multiple end markets. In May 2026, we entered into a non-binding offtake heads of agreement with a domestic industrial customer for boric acid, providing for a ten-year term. Subsequent to the end of our fiscal year, we entered into a non-binding indication of interest with a domestic industrial end-user for boric acid and gypsum, contemplating a five-year term, and separately entered into two non-binding offtake heads of agreement with chemical distributors for boric acid, each with an initial five year term and a renewal provision for an additional five years. We believe the progress in our commercial contracting arrangements represents an important step in our customer qualification and project financing readiness efforts and serves as a foundation toward the bankability of the Project.

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

The CAA restricts the emission of air pollutants from many sources, including processing activities. Any future processing operations by us may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws, as administered by the Mojave Desert Air Quality Management District (“MDAQMD”). New equipment and facilities are required to obtain permits before work and operations can begin. Once constructed or obtained, we may need to incur additional capital costs so that such facilities and equipment remain in compliance with applicable rules and regulations. In addition, permitting rules do impose limitations on our estimated production levels or result in additional capital expenditures in order to comply with the rules. We have received Authorization to Construct (“ATC”) air permits for the SSF and will require ATC air permits for the equipment for the large-scale facility once FEL-3 engineering is complete.

The CWA, and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. We received a Waste Discharge Requirements (“WDR”) order from the Lahontan Regional Water Quality Control Board (the “LRWQCB”) in 1988. The LRWQCB regulates surface activities, such as ponds, that have the potential to allow process solutions to leak into the subsurface. The existing surface impoundments at the Project, which were used in the 1990s to produce CadyCal, are no longer in use. A Final Permanent Closure Plan was approved by the LRWQCB for closure of the existing impoundments, with such work being completed and pending formal sign-off by the LRWQCB. The closure of the impoundments and the 1988 WDR has been finalized and signed off by the LRWQCB. The current proposed Commercial-Scale Facility design includes approximately 37 acres of evaporation ponds for the purpose of removing sodium and calcium from the back end of the processing plant. We will apply for a new WDR order from LRWQCB as part of the development activities.

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

The SDWA and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in California. The program requires that a Class III UIC Solution Mining Permit be obtained before drilling an injection-recovery well. We have obtained a Class III UIC Permit to construct and operate a borate solution mine, with approval and bonding for our injection-recovery and water monitoring wells. During November 2023, the EPA provided authorization to begin in-situ mining operations pursuant to our Class III UIC permit. We expect that the EPA will grant authorization for additional wells as requested subject to an increase of the reclamation bonding amount. Violation of the Class III UIC Permit conditions, the SDWA and related UIC regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state analogs. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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

The NEPA, and comparable state statute, the California Environmental Quality Act (“CEQA”), require federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. The Barstow Office of the BLM issued a Record of Decision (“ROD”) for the Environmental Impact Statement (“EIS”) in 1994. The existing ROD does not have an expiration date, and minor modifications may be required in the future, but are not required to begin operating.

The regulatory landscape governing NEPA environmental reviews has undergone significant change since early 2025. Consistent with Executive Order 14154 (Unleashing American Energy), the Council on Environmental Quality (“CEQ”) rescinded its longstanding NEPA implementing regulations, with the rescission effective April 11, 2025 and confirmed by a final rule issued January 8, 2026. Following the rescission, the Department of the Interior (“DOI”) issued its own agency-specific NEPA implementing procedures in July 2025, which were adopted as a final rule effective February 24, 2026; DOI’s procedures are now maintained in a Departmental Handbook rather than the Code of Federal Regulations. As a DOI agency, BLM is subject to these revised procedures, which may affect the scope and process of any future environmental reviews related to modifications to our Plan of Operations. The NEPA statute itself remains in effect and continues to require federal environmental review of major federal actions, including BLM approval of plans of operations. However, there is ongoing uncertainty regarding the scope of required environmental analysis under the new agency-level procedures, and legal challenges to these regulatory changes remain possible. We cannot predict what effect these changes may have on our permitting timeline or costs.

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

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and revegetating various portions of a site after wellfield and processing operations are completed as well as plugging and abandoning injection recovery, water monitoring and exploration drilling holes. Comprehensive environmental protection and reclamation standards must be met during the course of, and upon completion of, mining activities, and any failure to meet such standards may subject us to fines, penalties or other sanctions. Reclamation efforts will be conducted in accordance with detailed plans, which are reviewed and approved by the EPA, BLM, LRWQCB, and San Bernardino County on a regular basis. We currently have reclamation obligations and we have arranged surety bonds for reclamation with the County, State and Federal regulatory agencies. At this time, we have a partially collateralized surety bonds for approximately $0.6 million with the County of San Bernardino, and a fully collateralized surety bond for approximately $1.2 million for EPA reclamation.

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

Complying with these regulations is complicated and requires significant attention and resources. Our employees and retained consultants have a significant amount of experience working with various federal, state and local authorities to address compliance with such laws, regulations and permits. However, we cannot be sure that at all times we have been or will be in compliance with such requirements. We expect to continue to incur significant sums for ongoing regulatory expenditures, including salaries, and the costs for monitoring, compliance, remediation, reporting, pollution control equipment and permitting. In addition, we plan to invest significant capital to develop infrastructure so that it operates in a safe and environmentally responsible manner.

On March 20, 2025, President Trump signed Executive Order 14241 (Immediate Measures to Increase American Mineral Production, the “Mineral Production EO”), directing federal agencies to expedite permitting and approvals for domestic mineral production projects, prioritize federal lands for mineral exploration and development, and utilize financing programs to support domestic critical mineral supply chains. The Mineral Production EO invoked the Defense Production Act and established the National Energy Dominance Council (“NEDC”), chaired by the Secretary of the Interior, to identify priority projects and coordinate permitting across federal agencies. Boron is designated as a critical mineral on the U.S. Geological Survey’s Critical Minerals List, and as such the Fort Cady Project may be eligible for certain benefits under the Mineral Production EO, including consideration for inclusion as a transparency project on the Federal Permitting Improvement Steering Council’s Permitting Dashboard under the FAST-41 process, which provides for coordinated permitting timetables and public transparency for critical infrastructure and mineral projects. By November 2025, the Permitting Council had added 50 critical mineral and mining projects to the FAST-41 program. However, the Mineral Production EO does not override applicable statutory environmental requirements, and the Project remains subject to compliance with NEPA, the CWA, the SDWA, the CAA, the ESA, and other applicable law. While there can be no assurance that the Fort Cady Project would qualify for or benefit from any such programs, the Mineral Production EO reflects the current federal policy emphasis on expediting permitting for domestic critical mineral projects, which may be beneficial to the Project’s permitting timeline. The Mineral Production EO and related policy changes are subject to potential legal challenges, changes in administration priorities, and Congressional action.

We are not aware of any other probable government regulations that would materially impact us at this time, however there can be no assurance that regulations may not arise in the future that may have a negative effect on our results of operations, earnings and competitive position.

Dependence on Key Vendors, Suppliers and Global Supply Chain

Construction of an in-situ leaching mining operation and processing plant at the Project will require local and regional resources of contractors, construction materials, energy resources, employees, and housing for employees. The Project has good access to Interstate-40 (“I-40”), which connects it to numerous sizable communities between Barstow and the greater Los Angeles area which we believe can offer access to transportation, construction materials, labor, and housing. The Project currently has limited electrical service sufficient for the mine office, storage facilities and operation of the SSF, but will require an upgrade for our proposed Commercial-Scale Facility and complex and wellfield facilities, or the installation of a natural gas CHP COGEN facility, as currently contemplated in our PFS. An electrical transmission corridor operated by Southern California Edison (“SCE”) extends north-eastward through the eastern part of the Project. The boiler for the SSF operates on liquid natural gas. Currently, no natural gas is connected to the Project, but we have a proposal from a major U.S. interstate natural gas transmission system operator to connect to the Mojave Pipeline. Two other natural gas transmission lines run along I-40 near the Project. We currently have two water production wells in an aquifer within our permit boundary, but water is limited in the Mojave Desert.

Employees

During April 2026, we undertook a strategic reduction in workforce, which reduced our workforce by approximately one-third, consisting of both employees and contractors, with the goal of aligning our cost structure with our current operational and development priorities. As of June 30, 2026, we had 25 full-time employees and no part-time employees. We expect to significantly increase the number of employees as part of our proposed Commercial-Scale Facility and subsequent phases of production at the Project.

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

We use the services of independent contractors, consultants and firms to perform various professional services, including legal, information technology, environmental, commercial, investor relations, accounting and tax services, construction, geological, exploration and drilling operation services, among others.

Intellectual Property

We have no material patents, trademarks, licenses, franchises, concessions or royalty agreements. During fiscal year 2026, we filed a provisional patent application with the U.S. Patent and Trademark Office (“USPTO”) relating to the production process for meta boric acid. Also during fiscal year 2026, we filed an omnibus provisional patent application with the USPTO covering our proprietary closed-loop in-situ leach mining and production process, including claims relating to boric acid, gypsum, sodium chloride and management of metal impurities. We have also filed provisional patents with the USPTO specifically related to our production process for boric acid, our gypsum production process, and the different modes of operation and controls based on the composition of our feed stream.

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

Seasonality

We have no properties that are subject to material restrictions on their operations due to seasonality. However, we note that given the Project’s location in the Mojave Desert, the site may be impacted by extreme heat in the summer season. In addition, the desert terrain of the Project does not adequately absorb water and is subject to flash flooding in the instance of significant rain.

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

The Project area operates with electricity and is well served by other infrastructure, including I-40 and the main Burlington Northern Santa Fe (“BNSF”) rail line that runs from Chicago, Illinois to Los Angeles, California running immediately north alongside I-40. There are three main natural gas transmission lines along the I-40. The two southern transmission lines are owned and operated by SCE, while the northern transmission line is owned and operated by Kinder Morgan. The ports of Los Angeles, Long Beach and San Diego are all within a half-day drive from the Project on major highways. The Project will likely attract personnel from the Barstow-Victorville area.

The Project deposit is in a prospective area for borate and lithium mineralization and is fundamental to our strategy to become a globally integrated supplier of borates, lithium carbonate and advanced boron derivatives. The deposit mineralization is colemanite and the Project has a similar geological setting to U.S. Borax, Inc.’s open-pit mine and Nirma Limited’s Searles Lake operations, situated approximately 75 miles west-northwest and 90 miles northwest of the Project, respectively.

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

We currently hold 30 unpatented lode claims, 117 unpatented placer claims, and two unpatented millsite claims with the BLM within the DOI. Two lode claims were originally filed by Duval Corporation (“Duval”) in 1978 with the other 28 lode claims filed by the Company in January 2025 (11 lode claims) and in August 2025 (17 lode claims). Subsequently, in February 2026, we revised certain of the claims to perfect recording in San Bernardino County, California. Placer claims were filed between October 29, 2016, and February 24, 2017. A review of the BLM Mineral & Land Record System database shows claim status as filed with the next assessment fees due annually on September 1, 2027.

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
5E BORON AMERICAS, LLC
PROSPECT
STRIP MINE
LAVA
TOWER
TRANSMISSION
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

PROJECT NO: 1-2819--01.001

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

In total, we have spent in excess of $172 million on the Project thus far, including resource drilling, monitoring wells, metallurgical test works, well injection tests, permitting activities, construction and operation of the SSF, pilot-scale test works, engineering and vendor testing related to the proposed Commercial-Scale Facility and wellfield testing and development activities.

Access and Infrastructure

We continue to develop operating infrastructure for the Project in support of extraction and processing activities. A manned gate is located on the Project access road and provides required site-specific safety briefings and monitors personnel entry and exit to the site. Personnel are predominantly sourced from the surrounding area including Barstow and Victorville, California.

The BNSF rail line from Las Vegas, Nevada to Los Angeles, California runs parallel to I-40 and is adjacent to the Project. A rail loadout is located approximately 1.2 miles north of the National Trails Highway on a road that bears north and located 0.4 miles west of San Bernardino County Road 20796. San Bernardino County operates six general aviation airports with the closest airport to the Project being the Barstow-Daggett Airport located approximately 23 miles west of the Project off the National Trails Highway. Commercial flight service is available through five airports in the greater Los Angeles area and in Las Vegas, Nevada. A dedicated cargo service airport is located approximately 65 miles southwest of the Project.

The construction of the SSF was performed by a construction contractor with additional local resources supporting construction contracting, construction materials, energy sources, employees, and housing. The Project has good access to I-40 which connects it to numerous sizable communities between Barstow, California and the greater Los Angeles area offering excellent access to transportation, construction materials, labor, and housing. The Project was successful in removing natural gas generators from the facility and is currently supplied by approximately one megawatt of shore power that is sufficient for mine office, storage facilities on site, and the operation of the SSF. An electrical transmission corridor operated by SCE extends northeastward through the eastern part of the Project. The Project has two water wells located nearby to support in-situ leaching operations where unpatented millsite claims are filed. Currently, no natural gas is connected to the Project, but we have a proposal from a major U.S. interstate natural gas transmission system operator to connect to the Mojave Pipeline. Two other natural gas transmission lines run along I-40 near the Project.

The plant site currently has a 2,000 square foot control room and office building, a 1,000 square foot administrative building, storage buildings, warehouse, an analytical laboratory, an approximately 20-acre production facility (the SSF), four injection/recovery wells, and an intended gypsum storage area occupying 17 acres. Gypsum is a byproduct of past pilot plant production and is intended, along with calcium chloride, to be a future co-product that can be sold to the regional market.

Project Permits and Reclamation Requirements

We currently have the following Project permits in place:

1.
The MDAQMD has issued operating permits for the SSF and the permits are renewed annually. After front-end engineering and design and during detail design of the proposed Commercial-Scale Facility, and once we have determined each original equipment manufacturer for major pieces of equipment and based on the specification sheets for each piece of equipment, ATC permits for the proposed Commercial-Scale Facility will be provided to MDAQMD for approval. It is expected that the issuance of the ATCs will require that the existing operating permits for the SSF be closed. The ATC permits for the proposed Commercial-Scale Facility must meet National Ambient Air Quality Standards (“NAAQS”) and MDAQMD requirements (Air Resources Board, MDAQMD, and EPA).

There is no reclamation or closure requirement under MDAQMD.

2.
The LRWQCB issued the current WDR in 1988. The WDRs regulate activities in the existing surface impoundments, which were used in the 1990’s to produce CadyCal and are no longer being used. We remain compliant with the permit by complying with the monitoring requirements and submitting quarterly reports. A Final Permanent Closure Plan has been approved by the LRWQCB for closure of the existing impoundments. The closure of the ponds and the 1988 WDRs is pending final sign-off by the LRWQCB. The current proposed Commercial-Scale Facility design includes approximately 37 acres of evaporation ponds for the purpose of removing sodium and calcium from the back end of the processing plant. We will apply for a new or amended WDRs order from LRWQCB for the proposed Commercial-Scale Facility.

There is an existing reclamation and closure requirement approved by LRWQCB. The bond amount to close the ponds is included in the SBC – LUS Financial Assurance Cost Estimate (“FACE”), discussed below. This is currently secured with a partially collateralized surety bond.

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

Reclamation and land disturbance for BLM is currently included with the FACE on file with the County and is secured with a partially collateralized surety bond. Previously we held certificates of deposit, which were subsequently released since the surety bond was accepted and approved.

6.
The EPA retains primacy for Class 3 solution mining UIC permits in the State of California. The EPA issued the UIC permit for the Project in August 2020. The permit defines the Area of Review (“AOR”) boundary. All subsurface solution mining activities, including monitoring wells and injection wells, are located within the AOR boundary. The EPA approved mining operations in November 2023.

In accordance with the permit conditions, we have installed five upgradient and four downgradient monitoring wells for the initial mining block. As a condition to receive final approval in November 2023, the EPA required modification to the permit and the installation of nine additional water monitoring wells for a total of eighteen monitoring wells. The permit was modified in June 2024, and the nine additional wells were installed in fall 2024.

We installed four Injection/Recovery Wells (“IR Wells”) and subsequently modified the permit to include horizontal wells. In July 2025, two of the IR Wells were converted from vertical wells to horizontal-side tracks where each well extends approximately 1,500 feet laterally. During the quarter ended March 31, 2026, we encountered difficulties with the lateral sections of these wells, and they are no longer accessible. However, while they were operational, we validated technical and operating feasibility of horizontal wells, injection rates, geologic continuity of the main mineralized horizon, a more consistent head grade relative to vertical wells, and validated materials of construction and future completion designs. We expect to submit a final mine plan to the EPA for review following additional wellfield testing and validation.

We have submitted and maintain a fully collateralized surety bond with the EPA for plugging and abandonment of all wells within the EPA AOR boundary.

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
b.
The current AOR boundary does not include the entirety of Section 36. It is anticipated 5E will request an additional AOR boundary extension to include the Section 36 vested right property.

SSF and Wellfield Update

The SSF is an above ground chemical plant, which commenced operations in April 2024, designed to refine borates extracted from the Project’s in-situ mining operations. The SSF serves as the foundation for the design, engineering, and cost optimization of our proposed Commercial-Scale Facility, and as the source of product for our customer qualification and commercial strategy efforts. The wellfield comprises our injection and recovery wells, through which we inject a weak acid solution into the colemanite ore body, extract the resulting pregnant leach solution, and deliver it to the SSF for processing into boric acid and other boron products. Together, the SSF and wellfield represent our current operating infrastructure and the primary basis for demonstrating the technical and commercial viability of the Project. For a discussion of recent SSF and wellfield activities and accomplishments during fiscal year 2026, refer to the “Our Strategy and Recent Accomplishments” section above.

Updated Preliminary Feasibility Study, Technical Report Summary

In connection with the filing of this Annual Report, and included as Exhibit 96.1, we issued an updated Preliminary Feasibility Study prepared in accordance with Regulation S-K 1300, which focuses on developing Phase 1 (130,000 short ton per annum boric acid plant) of our Fort Cady Project. We believe the PFS demonstrates a superior resource and management’s firm understanding of, and direction for, the business, all of which we believe can help position us to achieve profitability, generate cash flow, and reduce risk.

Due to the current favorable market backdrop and growing importance of critical materials, we continue to focus primarily on further defining our boron reserves, and to work towards developing our proposed Commercial-Scale Facility for the production of borates, calcium chloride and gypsum. A focus on boron extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food security, national defense and production of domestic supply and our focus on high-value-in-use materials and applications.

The PFS includes a revised mineral resource estimate inclusive and exclusive of reserves, a mineral reserve statement for boric acid, estimates for capital costs and operating expenses, and a bottoms-up economic analysis of the first commercial phase of the Project. The financial model for the economic analysis includes third-party preliminary market studies and independent pricing forecasts for boric acid, calcium chloride and gypsum.

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

The PFS was based upon converting approximately 17.5% of our total mineral resource and established approximately 5.1 MSTs of boric acid reserves with an average grade of 7.89% (B2O3) and an initial 37.5 year life of mine utilizing an in-situ leaching mining method. Although our PFS focused on Phase 1 of commercial production, we have retained optionality for Phase 2 and Phase 3, at which point full operation could include 450,000 short tons of boric acid.

We will continue to operate the SSF while we stage gate to FEL-3 engineering for Phase 1 of the commercial-scale complex. FEL-3 engineering is expected to provide the necessary estimates to publish a final feasibility study and reach a final investment and construction decision for Phase 1 of the proposed commercial-scale complex during calendar year 2027. Based upon progress to date, we are now targeting to reach initial commercial production from Phase 1 in calendar year 2030, but this target may not be achieved and is contingent upon progressing through FEED engineering by January 2027 and securing the necessary financing to commence construction in January 2028.

Plan of Operations

Upon successful development of the Project, we expect to mine and process colemanite to produce borates, calcium chloride, sodium chloride, and gypsum. The borates produced are planned to be further produced into second, third and fourth boron derivatives. We also continue to evaluate the potential production of lithium carbonate as a possible additional byproduct of the Project. Initially, we expect to derive revenue principally from the sale of boric acid, calcium chloride, and gypsum. As our advanced boron materials strategy develops, we intend to produce revenue from advanced boron materials further enabling decarbonization, energy, food security, and defense applications. Refer to the discussion above under “Our Strategy and Recent Accomplishments” for recent updates on our advanced materials development.

The Project deposit is planned to be mined via ISL mining to recover leached solution from the mineralized horizons, which is a technique that has been utilized for several decades in the production of uranium, salt, bromine, potash and soda ash. The use of in-situ technology for boron extraction was developed at the Project property in the 1980s. In-situ solution mining depends on void spaces, porosity, permeability, ore zone thickness, transmissivity, storage coefficient, piezometric surface, and hydraulic gradient as well as reaction and extraction method efficiencies. There are various ways of developing the wellfield for in-situ leaching, including a “push-pull” mechanism where wells function as both injection and recovery wells; line drive; and multiple spot patterns. We plan to develop the Project utilizing a horizontal well development strategy, and this strategy was incorporated into the assumptions for the PFS. During July 2025, we drilled horizontal sidetracks from two of our existing vertical IR Wells, placing the wellbores in high-grade colemanite zones of the deposit. As described above under “Wellfield,” we subsequently determined that these horizontal sidetracks were no longer accessible; however, while they were operational, we validated certain technical and operating parameters that we expect to inform our future wellfield design.

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

The extracted solution is pumped to the SSF where leach solution is crystallized to produce boric acid. The crystallized boric acid is dried, sized, and bagged as final product. Other boron products are expected to be prepared for market, as required, by end-use customers. Calcium is expected to be recovered from the remaining solution after boric acid processing to produce either gypsum or calcium chloride with the final solution being substantially recycled back into the resource deposit. Within the processing facility, some HCl is regenerated from the gypsum precipitation process as a result of the sulfuric acid acidification of the process recycle stream. The weak HCl solution is combined with recycled water to produce the make-up solution for reinjection into the formation. The process operates a zero liquid discharge evaporator and produces no liquid waste.

Mineral Resource Estimate

Mr. Steven Kerr of Escalante Geological Services, LLC completed an updated resource estimate effective June 30, 2026 (the “June 2026 Estimate”), which incorporated expanded mineral tenure and the exclusion of mineral reserves, as compared to the prior year mineral resource estimate. The June 2026 Estimate was delineated into controlled resources (which includes minerals secured by unpatented lode claims, our fee lands, and the SCE power corridor), and uncontrolled resources (which includes minerals available for mineral lease from the California State Lands Commission). The June 2026 Estimate identified 51.79 MSTs of measured ore, containing 7.71 MSTs of in-situ boric acid (H3BO3), with an average grade of 8.44% (B2O3), and 76.31 MSTs of indicated ore, containing 11.19 MSTs of in-situ boric acid (H3BO3), with an average grade of 8.33% (B2O3). On a combined basis, measured plus indicated mineral resource represent 18.90 MSTs of in-situ boric acid (H3BO3), with an average grade of 8.37% (B2O3). The June 2026 Estimate also identified an aggregate measured plus indicated mineral resource estimate of 208 TSTs of lithium carbonate equivalent (“LCE”), with an average grade of 0.17% LCE. The June 2026 Estimate also identified 3.09 MSTs of inferred ore, containing 0.41 MSTs of in-situ boric acid (H3BO3), with an average grade of 7.66% (B2O3). The June 2026 Estimate also identified an inferred mineral resource estimate of 4 TSTs of LCE, with an average grade of 0.15% LCE. Unless otherwise indicated, average grades for mineral resources presented in this discussion are calculated by weighting the grade of each mineralized bed by its contained product (in-situ boric acid for B₂O₃ grades and lithium carbonate equivalent for LCE grades). Average grades for mineral reserves presented in this Annual Report are weighted by ore tonnage.

Uncontrolled lands included in the June 2026 Estimate identified 22.36 MSTs of measured plus indicated ore, containing 2.45 MSTs of in-situ boric acid (H3BO3), with an average grade of 6.41% (B2O3), and 0.93 MSTs of inferred ore, containing 0.10 MSTs of in-situ boric acid (H3BO3), with an average grade of 6.41% (B2O3). The June 2026 Estimate also identified an aggregate measured plus indicated mineral resource estimate of 44 TSTs of LCE within uncontrolled lands, with an average grade of 0.20% LCE. The June 2026 Estimate also identified an inferred mineral resource estimate of 2 TSTs of LCE, with an average grade of 0.20% LCE in uncontrolled lands.

Mineral Resources

Regulation S-K 1300 defines a “mineral resource” as a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

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

Cut-off Grade

The definition of cut-off grade for an in-situ mining operation is the economic point at which a producer would cease operating a particular well, or in the case of a combination of wells, the wellfield, when the variable costs to produce the next unit of production exceed the price that can be achieved in the market for that product. As such, cash costs are established as the basis for a cut-off grade analysis. We commenced mining operations in January 2024 and began operating the SSF in April 2024. The SSF achieved a steady state of operation in the summer of 2024 and optimized mining operations by September 2024. As such, mining data from September and October 2024 have been utilized as the basis of design and further leveraged for the cut-off grade analysis. Using this data set, an in-depth assessment was performed that included an analysis of the cash costs (i.e., the variable cost to produce boric acid) and excluded book costs (i.e., depreciation) as the capital is assumed to have already been invested to build the project such that it can operate.

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

The PFS incorporated the above methodology and other key assumptions that are in the financial model detailed in Section 19 of the PFS (refer to Exhibit 96.1 of this Annual Report). The sales price for boric acid has increased over the past several years and was tracking in a range of $950 to $1,080 per short ton free on board (“FOB”) as of June 2026 per Fastmarkets boric acid, technical grade, granular fca UW West Coast index, and the PFS includes an assumption of $1,248 per short ton FOB when production first commences based on a preliminary market study prepared by an independent third-party. Sales prices for calcium chloride and gypsum in the PFS were similarly based upon a preliminary market study and forecasts prepared by the same independent third-party. The result of this exercise is a 2.0% financially viable driven grade cut-off, where the costs are near the forecasted price for boric acid.

Fort Cady Mineral Resource Estimate as of June 30, 2026, exclusive of mineral reserves

Results of the mineral resource estimation are shown in the table below, based on resource classification of the Project. The resource estimate contains a combined 128.10 MSTs of measured plus indicated ore under mineral control, containing 18.90 MSTs of in-situ boric acid (H3BO3), with an average grade of 8.37% (B2O3), and 208 TSTs of LCE, with an average grade of 0.17% LCE. The resource estimate was prepared using a 2.0% cut-off grade for B2O3 and no cut-off grade for lithium. The sales price for boric acid has increased over the past several years and was tracking in a range of $950 to $1,080 per short ton FOB as of June 2026 per Fastmarkets boric acid, technical grade, granular fca US West Coast index. Our PFS estimates the FOB prices for boric acid, calcium chloride and gypsum to be $1,248, $174 and $33 per short ton, respectively, in the first year of production, based upon a preliminary market study prepared by an independent third-party, as discussed in further detail of Sections 16 and 19.3.1 of our PFS filed as Exhibit 96.1 to this Annual Report. As of June 2026, the price of calcium chloride and gypsum were at approximate values forecasted in the PFS. The mineral resource estimate also identified 3.09 MSTs of inferred ore under mineral control, containing 0.41 MSTs of in-situ boric acid (H3BO3), with an average grade of 7.66% (B2O3), and 4 TSTs of LCE, with an average grade of 0.15% LCE. The reference point for the resource in the PFS is in-situ prior to mining losses and processing losses.

		Thick	B2O3	H3BO3	Li	LCE			Resource Classification Tons			Product Tons - Measured			Product Tons - Indicated			Product Tons - Inferred
Property	Bed(1)	(m)	(%)	(%)	(ppm)	(%)	Tonnes	Tons	Measured	Indicated	Inferred	B2O3	H3BO3	LCE	B2O3	H3BO3	LCE	B2O3	H3BO3	LCE
	UMH	7.06	7.73	13.72	262.0	0.14	5,389,672	5,941,096	2,673,493	3,267,603	—	206,580	366,886	3,729	252,486	448,416	4,557	—	—	—
Unpatented	MMH	31.31	8.99	15.97	374.0	0.20	23,883,147	26,326,663	11,846,998	14,479,665	—	1,065,024	1,891,483	23,585	1,301,696	2,311,812	28,826	—	—	—
Lode Claims	IMH	38.53	8.02	14.24	340.0	0.18	29,390,577	32,397,565	14,578,904	17,818,661	—	1,169,139	2,076,390	26,385	1,428,947	2,537,810	32,249	—	—	—
	LMH	28.32	9.02	16.02	232.0	0.12	21,607,945	23,818,683	10,718,407	13,100,275	—	966,856	1,717,136	13,237	1,181,713	2,098,722	16,178	—	—	—
Sub-Total							80,271,341	88,484,007	39,817,803	48,666,204	—	3,407,599	6,051,895	66,935	4,164,843	7,396,761	81,810	—	—	—

	UMH	8.79	6.60	11.72	250.6	0.13	2,402,829	2,648,665	847,573	1,695,146	105,947	55,940	99,349	1,131	111,880	198,698	2,261	6,992	12,419	141
Fee Land	MMH	42.72	8.23	14.62	323.0	0.17	11,682,198	12,877,419	4,120,774	8,241,548	515,097	339,140	602,312	7,085	678,279	1,204,624	14,171	42,392	75,289	886
	IMH	17.23	7.24	12.85	349.4	0.19	4,712,057	5,194,153	1,662,129	3,324,258	207,766	120,277	213,612	3,091	240,554	427,224	6,183	15,035	26,701	386
	LMH	21.95	8.63	15.33	222.9	0.12	6,001,386	6,615,396	2,116,927	4,233,853	264,616	182,696	324,469	2,512	365,393	648,937	5,023	22,837	40,559	314
Sub-Total							24,798,470	27,335,634	8,747,403	17,494,805	1,093,425	698,053	1,239,742	13,819	1,396,105	2,479,483	27,638	87,257	154,968	1,727

	UMH	8.97	5.91	10.50	2.7	0.00	1,192,999	1,315,056	276,162	867,937	170,957	16,321	28,986	4	51,295	91,100	12	10,104	17,944	2
Power Corridor	MMH	67.58	7.83	13.91	277.0	0.15	8,983,455	9,902,564	2,079,538	6,535,692	1,287,333	162,828	289,182	3,066	511,745	908,859	9,637	100,798	179,018	1,898
	IMH	14.10	5.09	9.04	279.0	0.15	1,874,394	2,066,166	433,895	1,363,669	268,602	22,089	39,231	644	69,424	123,297	2,025	13,674	24,286	399
	LMH	14.25	7.83	13.90	250.0	0.13	1,894,407	2,088,227	438,528	1,378,230	271,469	34,323	60,957	584	107,872	191,580	1,834	21,247	37,736	361
Sub-Total							13,945,256	15,372,013	3,228,123	10,145,529	1,998,362	235,561	418,357	4,298	740,335	1,314,836	13,508	145,824	258,983	2,661
Controlled Total							119,015,066	131,191,654	51,793,329	76,306,538	3,091,787	4,341,213	7,709,993	85,052	6,301,284	11,191,080	122,956	233,080	413,951	4,388

CA Surface	UMH	16.17	6.99	12.41	313.2	0.17	3,788,532	4,176,141	208,807	3,800,289	167,046	14,596	25,922	348	265,640	471,777	6,337	11,676	20,737	279
Section 36	MMH	47.41	6.76	12.01	376.0	0.20	11,109,305	12,245,912	612,296	11,143,780	489,836	41,391	73,511	1,225	753,320	1,337,896	22,303	33,113	58,809	980
(Uncontrolled)	IMH	16.51	3.66	6.50	340.3	0.18	3,869,438	4,265,325	213,266	3,881,446	170,613	7,804	13,860	386	142,029	252,244	7,031	6,243	11,088	309
	LMH	10.07	6.18	10.98	465.9	0.25	2,358,929	2,600,274	130,014	2,366,249	104,011	8,039	14,278	322	146,314	259,853	5,869	6,431	11,422	258
Uncontrolled Total							21,126,204	23,287,653	1,164,383	21,191,764	931,506	71,830	127,570	2,282	1,307,303	2,321,769	41,540	57,464	102,056	1,826

Table prepared using a 2.0% B2O3 cut-off grade and no lithium cut-off grade.

(1)
“UMH” is Upper Mineralized Horizon, “MMH” is Major Mineralized Horizon, “IMH” is Intermediate Mineralized Horizon, and “LMH” is Lower Mineralized Horizon.
(2)
Grades shown in the table are per-bed in-situ grades. Average grades for aggregated classifications presented in the accompanying narrative are weighted by contained product rather than by ore tonnage, as described above.

Commodity Pricing Assumptions

Our PFS includes an economic analysis, and we obtained an independent preliminary market study for boric acid, calcium chloride and gypsum. The preliminary market study was based on 15 years of historical data and include an assessment of future supply and demand analysis as well as forecasted future price assumptions, as further detailed in Sections 16 and 19.3.1 of our PFS, which is incorporated by reference as Exhibit 96.1 of this Annual Report. Our PFS estimates the price for boric acid to be $1,248 per short ton in the initial year of commercial production, escalating to $1,364 per short ton in year 5 due to demand outpacing supply of boric acid, and then held flat when supply and demand for boric acid are expected to normalize. Our PFS estimates the price for calcium chloride and gypsum to be $174 and $33 per short ton, respectively, in the initial year of commercial production, with such prices held flat throughout the model. The price utilized in the financial model for gypsum and calcium chloride is the real price as of June 2025 as provided by the independent preliminary market study. Per the independent preliminary market study, the sales price for boric acid has increased over the past several years. The price of boric acid was tracking in a range of $950 to $1,080 per short ton FOB in the spot market as of June 2026 per Fastmarkets boric acid, technical grade, granular fca US West Coast index, with variations driven by differing jurisdictions in the spot market. Refer to the tables below for a summary of the prices utilized in our economic analysis included in our PFS.

Year	Year 1	Year 5	Final Year
Boric acid price per short ton	$1,248	$1,364	$1,364
CAGR(1)		1.8%	0.2%
Calcium chloride per short ton	$174	$174	$174
CAGR(1)		0.0%	0.0%
Gypsum per short ton	$33	$33	$33
CAGR(1)		0.0%	0.0%
(1) Compounded annual growth rate is calculated based upon the initial price in year 1 of production for the respective product to the end of mine life.

	Life of Mine Price Assumptions(1)
	Measured and Indicated
	Average	Range
Boric acid price per short ton	$1,354	$1,201 - $1,374
Calcium chloride per short ton	$174	$174 - $174
Gypsum per short ton	$33	$33 - $33
(1) The economic analysis in Section 19 of the Preliminary Feasibility Study includes only measured and indicated resources.

The PFS was prepared based primarily on information available at the time of preparation, is subject to assumptions, conditions and is qualified by various limitations. The foregoing summary description of the PFS is qualified in its entirety by reference to the full PFS, which is included as Exhibit 96.1 to this Annual Report.

Internal Controls Disclosure for Mineral Resource and Mineral Reserve Estimation

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

The PFS indicates that the quality assurance and quality control (“QA/QC”) procedures for the Duval and FCMC drill holes are unknown, though the work products compiled during these historic drilling campaigns, suggests they were carried out by competent geologists following procedures considered standard practice at those times. Discussions held with the exploration geologist for Duval at the time of drilling and sampling indicate that Duval had internal QA/QC procedures in place to help confirm the accuracy of the assay results. Geochemical analyses were carried out using X-Ray Fluorescence Spectrometry (“XRF”). XRF results were reportedly checked against logging and assay data.

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

In addition to the sampling and analytical procedures described above, we maintain internal controls for reviewing and documenting the information supporting our mineral resource and mineral reserve estimates, the methods used to prepare them and the validity of the resulting estimates. Drill hole, survey and assay data are maintained in a central database, and the QPs perform data entry and validation checks on that database before it is used to prepare the estimates. The information used to compile our mineral resource and mineral reserve estimates is prepared and certified by the QPs identified above. Our Chief Executive Officer is primarily responsible for reviewing the work of the QPs who prepare those estimates, and our Chief Executive Officer evaluates (together with those QPs) the reasonableness of the criteria, assumptions and modifying factors used in the estimates. Calculations performed using those criteria are reviewed and validated by the QPs.

Mineral resource and mineral reserve estimates are, by their nature, estimates and are subject to a comprehensive range of risks and uncertainties. These include the geological complexity and continuity of the deposit; the density, spacing and reliability of the drilling and sampling data on which the estimates are based, including our reliance in part on historic drill holes completed by Duval and FCMC for which QA/QC procedures are unknown; the interpretation, modeling and extrapolation of that data; the reliability of metallurgical testwork and recovery assumptions; the accuracy of estimated capital and operating costs; the selection of cut-off grade and commodity price assumptions; the availability and continued effectiveness of mineral tenure, water rights, permits and infrastructure; and changes in the mine plan, technology, regulation or macroeconomic conditions. Because our mineral reserve estimate is derived from the mine plan and economic analysis in the PFS, which is a preliminary feasibility study, it is subject to greater uncertainty than an estimate supported by a final feasibility study. Actual quantities of borates and other minerals recovered, and the costs of recovering them, may differ materially from these estimates. For additional information, please see the risks described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report.

Comparison of Mineral Resource Estimates to Prior Year

The prior year mineral resource estimate, which was estimated as of March 10, 2025 and remained valid as of June 30, 2025, reported aggregate measured, indicated and inferred mineral resources of 3.37, 14.18 and 0.55 MSTs of in-situ boric acid (H3BO3), respectively. The mineral resource estimate included as Exhibit 96.1 to this Annual Report and summarized above, was estimated as of June 30, 2026, reported aggregate measured, indicated and inferred mineral resources of 7.84, 13.51, and 0.52 MSTs of in-situ boric acid (H3BO3), respectively. This represents a 22% increase in combined measured and indicated resource, which is comprised of a 133% increase in measured resource, and a 5% decrease in indicated resource. Inferred resource decreased 7% compared to the prior year. These year-over-year changes are ascribed to; (i) approximately 5.1 MSTs of proven and probable mineral reserves being excluded from the current year mineral resource estimate versus such amount being included in the prior year estimate, and (ii) the expansion of our mineral tenure between estimates as the result of the filing of additional lode claims.

Mineral Reserve Estimate

Miocene has completed a mineral reserve estimate for the Project. The mineral reserve estimate was developed based upon the detailed mine plan included in Section 13 of our PFS and the mineral resource estimate. Prior to August 2025, when we published the original pre-feasibility study for the Project, we had not yet established mineral reserves and therefore had not disclosed reserve estimates. Reserves point of reference is in-situ with a 2.0% cutoff grade established based on the analysis performed with the mineral resources cut-off grade. Our EPA UIC permit subdivides the mineralized deposit into three blocks for development. Block 1 comprises the northwestern third of the orebody, Block 2 occupies the central portion of the orebody, and Block 3 comprises the southeastern third of the orebody. The SSF currently operates in Block 2 and Block 2 is permitted for mining with sufficient resources on fee-based lands and within the power corridor operated by SCE to convert resources to reserves on an economic basis, which provides for a 37.5 year life of mine. To convert additional resources to reserves, Block 1 and Block 3 would need to be authorized by the EPA and a mine plan devised that includes this mineral tenure.

For economic modeling, a mine plan was designed where recovery and flow rates are sufficient to feed the chemical plant where PLS is converted to a finished refined borate product available for sale. Production output is within permitted parameters with forecasted revenue from borate sales based on a pricing forecast based on the aforementioned third-party preliminary market study.

The mine plan and wellfield optimization were based on third-party engineering work that incorporated months of actual wellfield data from the SSF into the design and included a bottoms-up capital estimate. The capital estimate was derived by Fluor for the inside and outside battery limits above ground and a total capital estimate was derived and incorporated into the economic analysis. The operating costs were derived from material and energy balances provided by Fluor as well as a bottoms-up labor build for human capital requirements. The revenue and cost inputs for the economic model were on a real basis.

The reserve estimate identified 2.57 MSTs of proven boric acid (H3BO3) reserves with an average grade of 7.92% B2O3, and 2.48 MSTs of probable boric (H3BO3) reserves with an average grade of 7.87% B2O3, each derived using a 2.0% cut-off grade, consistent with the cut-off grade for the mineral resource estimate. The mineral reserve estimate was incorporated into our PFS, which is incorporated by reference to Exhibit 96.1 to this Annual Report.

Mineral Reserves

Regulation S-K 1300 defines a “proven mineral reserve” as the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

A “probable mineral reserve” is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Reserve Assumptions

Assumptions utilized for the reserve estimate were consistent with the assumptions utilized for the resource estimate, except that only measured and indicated resource included in the mine plan from fee-based lands and the power corridor operated by SCE were included in the resource base (representing a portion of our fee-based lands and the power corridor). The economic assessment that supports the recognition of reserves was based on a 130,000 short ton per year boric acid production plant, a capital cost estimate for Phase 1 of the Project of approximately $435 million, in-situ leaching mining operation delivering 10.2% boric acid in solution (head grade), by weight, to an above ground processing plant; the aforementioned commodity price assumptions; cash operating costs of approximately $563 per ton of boric acid produced and a 7% discount rate. Additional assumptions included performing a tradeoff analysis based on actual vertical well performance relative to expected horizontal well performance whereby horizontal well performance is expected to outperform vertical wells, the chemical plant is designed to yield 95.1% boric acid yield, leaching efficiency is assumed to be 81.9% based on leach testing, and mining efficiency was 95% based on the Company’s July 2025 horizontal drilling program.

The reserve estimate is subject to potential change based on changes to the forward-looking cost and revenue assumptions. It is assumed that we will produce and sell borates to customers once the proposed Commercial-Scale Facility is constructed, commissioned, and in operation. Full extraction of this reserve is dependent upon the modification of the Company’s UIC permit to include the final mine plan. We obtained a minor modification and authorization to drill the horizontal and sidetrack program in July 2025, and it is our expectation that we will be successful in modifying the UIC permit. The evaporation ponds incorporated into the design of the proposed Commercial-Scale Facility and placed on our fee-based land require a WDR with the LRWQCB, and we expect to obtain the WDR for the evaporation ponds to remove calcium and sodium.

We do not believe that there are other existing environmental, permitting, legal, socio-economic, marketing, political, or other factors that might materially affect the in-situ mineral reserve estimate.

Fort Cady Mineral Reserve Estimate as of June 30, 2026

Probable Mineral Reserves
Bed	Mean Mineralized Bed Thickness (ft)	Avg. B2O3 Grade (wt. %)	Insoluble Material Grade (wt. %)	Mineralized Bed Volume (ft3)	Recoverable Mineralized Bed Volume (ft3)	B2O3 Reserve (tons)	H3BO3 Reserve (tons)
UMH	9.58	6.42	14.3	3,121,287	2,428,517	92,979	165,131
MMH	70.13	8.06	24.5	26,246,406	20,421,016	781,846	1,388,558
IMH	19.47	6.82	29.3	6,728,406	5,235,036	200,430	355,964
LMH	23.25	8.49	45.6	10,728,126	8,347,018	319,577	567,568

Proven Mineral Reserves
Bed	Mean Mineralized Bed Thickness (ft)	Avg. B2O3 Grade (wt. %)	Insoluble Material Grade (wt. %)	Mineralized Bed Volume (ft3)	Recoverable Mineralized Bed Volume (ft3)	B2O3 Reserve (tons)	H3BO3 Reserve (tons)
UMH	9.58	6.47	14.3	3,304,965	2,571,428	98,450	174,848
MMH	70.13	8.10	24.5	26,343,664	20,496,688	784,743	1,393,703
IMH	19.47	6.93	29.3	7,282,993	5,666,533	216,950	385,304
LMH	23.25	8.53	45.6	11,703,147	9,105,634	348,621	619,151

Proven and Probable Mineral Reserves
Reserve	Avg. B2O3 Grade (wt. %)	Insoluble Material Grade (wt. %)	Mineralized Bed Volume (ft3)	Recoverable Mineralized Bed Volume (ft3)	B2O3 Reserve (tons)	H3BO3 Reserve (tons)
Proven	7.92	29.6	48,634,769	37,840,283	1,448,764	2,573,006
Probable	7.87	29.3	46,824,225	36,431,587	1,394,832	2,477,221

Comparison of Mineral Reserve Estimates to Prior Year

We did not have mineral reserves as of June 30, 2025. Our initial mineral reserve estimate for the Project was established in the Preliminary Feasibility Study published in August 2025, with an effective date of August 4, 2025, subsequent to our fiscal year ended June 30, 2025, and was first disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Accordingly, the mineral reserve estimate, effective June 30, 2026 and summarized above, represents our first mineral reserve estimate as of a fiscal year end, and no comparison to a prior fiscal year-end mineral reserve estimate is presented.

As compared to the initial mineral reserve estimate effective August 4, 2025, total proven and probable mineral reserves decreased approximately 5%, from 5.34 MSTs to 5.05 MSTs of boric acid (H₃BO₃), and the initial life of mine decreased from 39.5 years to 37.5 years. Within the total, proven mineral reserves increased from 1.35 MSTs to 2.57 MSTs and probable mineral reserves decreased from 3.98 MSTs to 2.48 MSTs, and the average grade of total mineral reserves decreased from 8.03% to 7.89% (B₂O₃). These changes are ascribed to: (i) the June 2026 Estimate, in which the reclassification of certain indicated mineral resources to measured mineral resources within the mine plan area resulted in a corresponding conversion of probable mineral reserves to proven mineral reserves; and (ii) further refining and geologic modeling of the mine plan wellfield, which reduced the recoverable mineralized volume within the mine plan by approximately 5%. The decrease in the initial life of mine is proportional to the decrease in total mineral reserves, as the assumed annual production rate of the proposed Commercial-Scale Facility is unchanged. Key modifying factors were unchanged between the two estimates, including the 2.0% B₂O₃ cut-off grade, leaching efficiency of 81.9%, mining efficiency of 95%, boric acid plant yield of 95.1%, and the aggregate capital estimate of approximately $435 million. No adjustment for depletion was made, as production from the SSF during fiscal year 2026 was de minimis relative to total mineral reserves.

Available Information

We make available free of charge on our website, www.5eadvancedmaterials.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. These documents are also available on the SEC’s website at www.sec.gov. The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any of our other filings with the SEC.

Item 1A. Risk Factors

Each of the risks described below should be carefully considered, together with all of the other information contained in this Annual Report, before making an investment decision with respect to our securities. In the event of the occurrence, reoccurrence, continuation or increased severity of any of the risks described below, our business, financial condition or results of operations could be materially and adversely affected, and you may lose all or part of your investment. The risks included here are not exhaustive. Other sections of this Annual Report may include additional factors which could adversely affect our business and financial performance. New risks emerge from time to time and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially.

Risks Relating to Our Business

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, if at all, to continue as a going concern and advance the Project.

There is substantial doubt regarding our ability to continue as a going concern. Our existence in our current form is dependent upon our ability to obtain additional capital. In addition, if the pending Acquisition of assets from SVM described elsewhere in this Annual Report is consummated, our capital requirements will increase, including the remaining cash consideration payable by us at the consummation of the Acquisition (the “Closing”), our transaction costs and our working capital and operating requirements of the acquired business. Our cash and cash equivalents, including liquidity improvement resulting from our February 2026 financing, as of the date of this Annual Report will not be sufficient for us to continue as a going concern or to fund our long-term operations and proposed development of the Project. Raising funds in the current economic environment has been and continues to be challenging, and financing may not be available in sufficient amounts or on acceptable terms, if at all. The issuance of additional securities, whether equity or debt, including pursuant to the Acquisition, or the possibility of such issuance, or the securing of financing that investors consider to be unfavorable to us, may cause the market price of our shares to decline. The sale of additional equity or debt securities would dilute the ownership of existing stockholders.

We will need to obtain substantial additional financing to continue as a going concern, advance FEL-3 and related technical work, and develop the proposed commercial-scale facility.

We have limited assets upon which to develop and commence our business operations and to rely otherwise. We will need to seek significant additional funds in the future through one or more equity financings, debt financings, strategic investments, government funding or grants, project-level financing, royalty arrangements, customer prepayments, offtake-linked financing, commercial arrangements or other strategic alliances with third parties, either alone or in combination. Our business plan, which includes the development of the Project, has required and will continue to require substantial capital expenditures. We will require financing to fund continued operation of our Small-Scale Facility (the “SSF”), FEL-3 engineering, additional technical and design work, customer qualification and commercial development activities, corporate overhead, construction, commissioning, initial commercial production and working capital requirements.

Our near-term business plan depends on obtaining additional capital to support, among other things, continued SSF activities, FEL-3 engineering, wellfield optimization, customer qualification and commercial development activities, permitting modifications, infrastructure planning, technical studies, corporate overhead and other operating costs. If we are unable to obtain sufficient capital on acceptable terms and on the timeline required, we may be required to delay, reduce the scope of, suspend or eliminate some or all of these activities, which could delay development of the Project, adversely affect our ability to obtain financing for the proposed Commercial-Scale Facility and materially adversely affect our business, liquidity, financial condition and ability to continue as a going concern.

The PFS included a capital estimate for Phase 1 of the proposed Commercial-Scale Facility, and the amount of capital ultimately required to complete development may be materially higher than the amounts currently estimated. Actual capital requirements will depend on, among other things, FEL-3 engineering, final feasibility work, wellfield design, procurement strategy, long-lead equipment costs, construction and labor costs, energy infrastructure, inflation, tariffs, contingency, owner’s costs, financing costs, permitting requirements, schedule changes and other factors. The size of the capital required to develop Phase 1 is substantial relative to our current market capitalization and available liquidity, which may make financing more difficult, expensive, dilutive or unavailable.

Any financing we pursue may be subject to extensive third-party diligence and conditions, including review of the PFS and updated technical report summary, FEL-3 engineering, wellfield design and performance, recovery rates, customer qualification, non-binding commercial arrangements and potential offtake support, permitting status, market studies, commodity price assumptions, environmental matters, title and other technical, legal, financial and commercial matters. Financing sources may not be satisfied with the results of such diligence or may require additional work, commitments or conditions before providing financing, which could delay, reduce, increase the cost of or prevent financing.

As previously disclosed, in September 2024, we received a non-binding letter of interest from the Export-Import Bank of the United States (“EXIM”) for a loan-backed guarantee on project debt financing of up to $285 million for our proposed Commercial-Scale Facility. We have had continued engagement with representatives from EXIM on the loan package, but we cannot make any assurances that the loan package will be finalized on a timely basis, or at all.

If we are unable to raise adequate funds, we may have to delay, reduce the scope of or eliminate some or all of our business plan expenditures, including FEL-3, wellfield optimization, customer qualification, development of our proposed Commercial-Scale Facility or operation of the SSF, and the failure to procure such required financing could have a material and adverse effect on our business, liquidity, financial condition, results of operations and ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

The inclusion of the going concern explanatory paragraph by our auditors, our lack of revenue, our development-stage status, our current market capitalization, our limited trading liquidity and our potential inability to continue as a going concern may materially adversely affect our business, share price, and ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

We have incurred significant net operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We had an accumulated deficit of $274.5 million as of June 30, 2026, and we expect to incur significant development, engineering, operating and corporate expenses for the foreseeable future related to the completion of development and commercialization of the Project. As a result, we expect we will continue to sustain substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability. If we are unable to raise sufficient capital to continue operating and developing the Project, our business, financial condition and results of operations could be materially and adversely affected.

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

Our inability to continue to operate the SSF, complete FEL-3 and further technical and economic studies, or successfully validate and optimize our wellfield design may have a material adverse impact on the Project.

The SSF is our smaller-scale boron facility and serves as a demonstration and validation facility for the design, engineering, customer qualification, operating assumptions and cost optimization for our proposed Commercial-Scale Facility at the Project. We believe the SSF has provided and may continue to provide valuable data and information to enhance detailed engineering, product qualification, wellfield design and operational processes for the proposed Commercial-Scale Facility.

The ongoing operation of the SSF, learnings and data collection are being undertaken in parallel with the engineering process for the proposed Commercial-Scale Facility. This approach has a higher risk of re-work of certain portions of the Project, as information and data we receive may cause us to revise or redesign portions of the proposed commercial-scale complex, causing potential delays and increased design costs. Additional technical and economic studies, including FEL-3 engineering, may be required to assist in determining the economic recoverability of mineral resources and reserves for the Project. An abbreviated process development approach may also lead to technical risk, and higher capital and operating expenditures. We cannot assure you that the proposed Commercial-Scale Facility at the Project will be completed on schedule, within budget or at all, or achieve an adequate return on investment. We are also a newly formed company which makes it more difficult for you to evaluate our track record of meeting various milestones or target completion deadlines.

In particular, our ultimate wellfield design, use of horizontal wells, injection and recovery configurations, permeability assumptions, solution chemistry, recovery rates, operating methods and scale-up assumptions remain subject to technical uncertainty. Results from the SSF, vertical wells, horizontal wells, step-rate testing or other technical work may not be representative of commercial-scale operations or may require us to modify the mine plan, wellfield design, processing facilities, costs, schedule or expected recoveries.

The SSF is maintenance intensive, requires us to incur operating costs including labor and raw materials, and may require additional capital expenditures to replace existing equipment, test proposed designs or processes or evaluate modifications to our processes. We cannot assure you that we will have access to sufficient capital to continue operation of the SSF, or that such costs and expenditures will result in a positive economic outcome for the Project. We also may not need to operate the SSF for an extended period if key technical, customer qualification or other objectives have been achieved, and we may elect or be required to curtail, idle, place on care and maintenance or decommission the SSF. Any such decision, or any other facts and circumstances indicating that the carrying value of the SSF or related assets is not recoverable, could result in impairment charges.

If we are unable to operate the SSF or complete FEL-3 and related technical and economic studies in a timely and cost-effective manner, or if such work results in changes to the expected economics, design, schedule or recoveries for the Project, our ability to develop the Project could be materially adversely affected.

We have invested and, subject to availability of adequate capital, plan to continue to invest significant amounts of capital in the Project.

We have invested significant capital in the Project, including resource drilling, monitoring wells, metallurgical test work, well injection testing, permitting activities, construction and operation of the SSF, pilot-scale test work, FEL-2 engineering and preparation of the PFS. Subject to availability of adequate capital, we expect to continue to invest significant capital in the Project, including FEL-3 engineering, additional technical and economic studies, wellfield optimization, commercial development, permitting modifications, long-lead procurement, development planning and potential construction of the proposed Commercial-Scale Facility.

The Project may require more capital than currently expected, including, without limitation, because of changes in design, scope, permitting requirements, capital costs, operating costs, inflation, tariffs, supply-chain conditions, energy infrastructure, construction labor, equipment costs, financing terms, schedule, contingency, owner’s costs, wellfield performance, recovery rates or other factors. If the Project does not proceed as planned, or if we are unable to finance or complete the Project, some or all of our prior and future investments may not be recovered, and we may be required to record impairments or other charges.

We have a limited history of mineral production, and we may not be able to successfully achieve our business strategies, including our downstream processing ambitions.

We are a development-stage company and we have a limited history of mining or refining mineral products from our properties. As such, any future revenues and profits are uncertain. There can be no assurance that the Project will successfully reach commercial-scale production of minerals or otherwise generate operating earnings. Advancing projects from the development-stage into commercial production requires significant capital and time and will be subject to further technical and economic studies, permitting requirements and construction of mines, processing plants, roads and related works and infrastructure. We will continue to incur losses until mining-related operations successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will generate revenue from any source, operate profitably or provide a return on investment in the future.

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

We may be unable to develop, protect, obtain or acquire intellectual property required to implement our business strategy successfully.

Our strategy may depend in part on our ability to develop, protect, obtain or acquire intellectual property and know-how related to in-situ extraction, closed-loop processing, wellfield design, recovery, processing, reinjection, product specifications, impurity management, co-product processing and advanced boron materials. During fiscal year 2026, we filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”) relating to the production process for meta boric acid. Also during fiscal year 2026, we filed an omnibus provisional patent application with the USPTO covering our proprietary closed-loop in-situ leach mining and production process, including claims relating to boric acid, gypsum, sodium chloride and management of metal impurities. We have also filed provisional patents with the USPTO specifically related to our production process for boric acid, our gypsum production process, and the different modes of operation and controls based on the composition of our feed stream. We may file additional patent applications or seek other forms of intellectual property protection in the future.

There can be no assurance that any patent applications will result in issued patents, that any issued patents will provide meaningful protection, that our claims will be broad enough to prevent competitors from developing competing technologies, that our intellectual property will not be challenged, designed around, invalidated or circumvented, or that we will be able to enforce our rights cost-effectively. We also may rely on trade secrets, know-how, confidentiality obligations and other non-patent protections that may be difficult to protect or enforce. If we are unable to develop, obtain, protect or enforce intellectual property or proprietary know-how that is important to our business, our competitive position, commercialization strategy, ability to partner with customers or strategic parties and long-term prospects could be adversely affected.

Other licenses that may be necessary for some of our proposed downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of boron or other specialty products on favorable terms could adversely affect our business and prospects.

Third parties may claim that we infringe on their proprietary intellectual property rights, and resulting litigation may be costly and could prevent or delay our development activities.

Our commercial success will depend in part on not infringing, misappropriating or violating the intellectual property rights of others. From time to time, we may be subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In the future, third parties may sue us for alleged infringement of their proprietary or intellectual property rights. We may not be aware of whether our products do or will infringe existing or future patents or the intellectual property rights of others. Any litigation in this regard, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources as well as harm to our brand, any of which could adversely affect our business, financial condition and results of operations. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related technology or design and/or pay significant damages unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our products or processes to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products or processes in a way that would not infringe the intellectual property rights of others. In addition, any payments we are required to make and any injunction we are required to comply with as a result of such infringement could harm our reputation and financial results. In addition, as we seek to protect and commercialize proprietary technologies, including in-situ extraction, closed-loop processing, wellfield designs, product processing and advanced boron materials, competitors or other third parties may assert that our processes, equipment, products, know-how or patent applications infringe or otherwise violate their intellectual property rights. Any such claims, whether or not meritorious, could require us to incur substantial legal costs, divert management attention, delay development, require changes to our processes or products, require licenses that may not be available on acceptable terms or at all, or otherwise adversely affect our business.

All of our business activities are now in the development-stage, but there can be no assurance that our development efforts will result in commercial development.

All of our operations are at the development-stage and there is no guarantee that any such activity will result in commercial production. Although a certain amount of drilling has been conducted at the Project to date, the evaluation of the final mine plan is not yet complete. Significant additional drilling and mine design activities could be required to develop the Project.

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

We are a development-stage company and our estimates of mineral resources and reserves remain inherently uncertain and subject to significant change, and the actual volume and grade of material actually recovered may differ materially from current estimates.

During August 2025, we advanced our Project from the exploration stage by filing a Preliminary Feasibility Study, resulting in the conversion of certain measured and indicated resources into proven and probable reserves for boric acid. An updated PFS and technical report summary is included as an exhibit to this Annual Report. Despite this advancement, there remains considerable uncertainty in our resource and reserve estimates due to the inherent risks and subjective judgments involved in such assessments. Investors should not assume that the mineral reserve and resource estimates described under “Properties–Mineral Resource Estimate” and “Properties–Mineral Reserve Estimate” will be fully or economically extracted.

Mineral resources are not mineral reserves and have not demonstrated economic viability. Measured and indicated mineral resources may never be converted into mineral reserves, and inferred mineral resources have a lower level of geological confidence and may not be considered in assessing economic viability under Regulation S-K 1300. Mineral reserves depend on numerous modifying factors, including pricing, recovery, costs, permitting, infrastructure, market demand, taxes, royalties, inflation, financing, metallurgical performance, wellfield design, environmental requirements and other assumptions, any of which may prove inaccurate or change over time.

The Project deposit has had a significant amount of prior drilling and has been the subject of multiple prior mineral resource estimates, including a 2018 initial feasibility study prepared for ABR according to the Joint Ore Reserves Committee (the “JORC Code”), a second feasibility study originally released in April 2020 and updated further in February 2021 also prepared for ABR in accordance with the JORC Code, and an amended initial assessment report released by us in May 2023 and further revised in February 2024. None of the prior ABR mineral resource estimates were Regulation S-K 1300 compliant, and such prior estimates resulted in different mineral resource estimates. Investors should not rely on such historic estimates as current estimates under Regulation S-K 1300. Our current Regulation S-K 1300 disclosure is based on the PFS released by us in August 2025 and the updated PFS and technical report summary, with an effective date of June 30, 2026, included as Exhibit 96.1 to this Annual Report. Additional time and expenditures are required to commercially mine and to construct, complete and install mining and processing facilities for properties that are actually mined and developed. Any expenditure that we may make in the development of refined borates and advanced boron materials may not result in the discovery of commercially exploitable mineral deposits or such advanced boron materials.

The mineral reserve estimates stated in this filing and extracted from the PFS or updated technical report summary represent the amount of boric acid that the qualified persons in that report estimated could be economically and legally extracted or produced at the time of the mineral reserve determination. Such estimates and related PFS assumptions are based on qualified-person judgments and are not guarantees of actual production, recoveries, mine life, profitability, commercial feasibility or economic extraction. Any material reductions in the quantity of mineral reserves or resources, related grades, recovery rates, prices, market assumptions or increases in cost of production could have a material adverse effect on our business, financial condition or prospects.

Future FEL-3 work, technical studies, market studies, updated reserve or resource estimates, permitting requirements, financing requirements or other work could result in materially different project economics, higher costs, longer timelines, reduced reserves or resources, impairment of assets or a decision not to proceed with some or all of the Project as currently contemplated.

Estimates relating to the development of the Project, the PFS, the updated technical report summary and the mine plan are uncertain and we may incur higher costs and lower economic returns than estimated.

The PFS and any updated technical report summary are not final feasibility studies and remain subject to further engineering, design refinement, technical validation, permitting, financing, market studies, cost estimation and commercial development work and we may incur higher costs and lower economic returns than estimated. The PFS, updated technical report summary, mine plan, reserves, capital costs, operating costs, production profile, recoveries, pricing assumptions, co-product assumptions, schedule and other assumptions may change as FEL-3 engineering and related work progresses.

Estimates relating to the development of the Project and mine plan are uncertain, including estimates related to capital expenditures, operating costs, wellfield design, horizontal wells, injection and recovery configurations, recovery rates, processing requirements, energy infrastructure, natural gas supply, evaporation ponds, co-products, labor, logistics, permitting, financing costs and the timing of commercial production. We are now targeting initial commercial production in 2030, but this target may not be achieved and is contingent upon progressing through FEED engineering by January 2027 and securing the necessary financing to commence construction in January 2028. Delays may result from financing, engineering, permitting, procurement, construction, commissioning, technical validation, customer qualification, offtake, market conditions, supply-chain constraints, labor availability, litigation, regulatory changes or other factors.

In addition, the Project is based on in-situ leaching and chemical processing at a scale that we have not previously achieved. The ultimate commercial wellfield design, use of horizontal wells, recovery rates, solution chemistry, scaling, impurity management, acid consumption, evaporation and crystallization performance and commercial-scale processing results may differ materially from our current expectations, including those based on the SSF, historical pilot operations, step-rate testing, customer samples or other technical work. If our assumptions prove inaccurate, or if future technical studies or commercial-scale operations produce results that differ from expectations, we may be required to redesign portions of the Project, incur additional costs, delay development, reduce expected production, revise reserve or resource estimates or determine not to proceed with the Project as currently contemplated.

Further, because the PFS capital estimate and Project economics depend on assumptions that may change, investors should not place undue reliance on such estimates as guarantees of future results. Actual costs, revenues, cash flows, returns, production volumes, recoveries, mine life and schedule could differ materially from current estimates and could adversely affect our business, financial condition and prospects.

The actual profitability or economic feasibility of the Project may differ from our estimates as a result of any of the following risks normally encountered in the mining industry, such as:

•
changes in tonnage, grades, metallurgical characteristics, recovery rates, solution chemistry or other technical assumptions;
•
changes in input commodity, labor, equipment, water, power, natural gas, reagent, construction, logistics or financing costs;
•
the quality of the data on which engineering, mine plan, processing, recovery, wellfield and economic assumptions are made;
•
adverse geological, geotechnical, hydrological, wellfield, processing or operating conditions;
•
availability of adequate and skilled labor, machinery, equipment, long-lead items, infrastructure, water, power and natural gas;
•
inflation, tariffs, taxes, royalties, interest rates, trade policies, regulatory changes or changes in financing availability or terms;
•
delays in obtaining environmental, land-use or other government permits, approvals, amendments or authorizations;
•
weather, severe climate impacts, accidental fires, floods, drought, wildfires, earthquakes or other natural disasters;
•
water management, pollution, environmental damage or harm to plants or animals, including endangered or protected species;
•
health and safety issues, pandemics or infectious diseases;

•
social and community issues, labor disputes, protests, road blockages, work stoppages or challenges to permits or mining activities;
•
uncertainties regarding our ability to successfully implement downstream processing and reach full revenue potential; and
•
other known and unknown risks involved in the conduct of exploration, development, construction and operation of mines.

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

Our growth depends upon demand for borates, lithium, calcium chloride, gypsum and related products in the markets we seek to serve, and such demand may not develop as we expect.

Our growth is dependent upon the development of demand for borates, advanced boron materials, lithium, calcium chloride, gypsum and related products across diverse end markets, including industrial, specialty glass, insulation, agriculture, defense, energy, infrastructure, technology, automotive and other markets. If the market for such applications does not develop as we expect, develops more slowly than we expect, or current boron producers or other competitors fulfill all or a portion of the market’s anticipated needs, our business, prospects, financial condition and results of operations may be adversely affected.

Demand for our potential products could be affected by numerous external factors, including customer specifications, substitution by alternative materials, technological changes, government regulations and incentives, trade policies, customer adoption, capital investment cycles, macroeconomic conditions, end-market growth rates, competitive pricing, geopolitical conditions and the ability of incumbent producers to respond to new supply.

Our long-term success will depend on our ability to convert customer qualification and non-binding commercial arrangements into definitive, bankable offtake agreements and to deliver product under those agreements.

Because we have not yet begun commercial-scale production of mineral products, we currently do not have any fully binding long-term supply or offtake agreements with customers. We have, and may continue to enter into heads of agreement, letters of intent, memoranda of understanding, purchase orders, trial shipment arrangements, qualification arrangements or other commercial arrangements with potential customers, but these arrangements may be non-binding, conditional or otherwise subject to further negotiation and may not result in definitive offtake agreements, revenue, pricing, margins, minimum volumes or financing support.

We expect certain commercial heads of agreement to include important commercial terms, including potential products, volumes, specifications, pricing mechanisms, delivery periods and other matters, but they are expected to be subject to conditions, including achieving project financing. These arrangements may also be subject to further negotiation, modification or replacement, including based on lender, underwriter, strategic investor or other financing-source feedback. If the terms of such arrangements are not viewed as bankable or otherwise sufficient to support financing, we may need to renegotiate such terms, seek different commercial arrangements or pursue other financing strategies, any of which could delay or adversely affect our business plan.

Customer qualification is an important step toward commercialization, but successful qualification of boric acid or other products produced from the SSF does not guarantee that any customer will enter into a binding offtake agreement, purchase product in commercial quantities, accept commercial-scale production, agree to favorable pricing or provide financing support. Customers may require additional testing, validation or requalification of products produced at commercial scale, even if they have qualified SSF-produced products, and such additional qualification may delay or reduce expected sales.

Potential definitive offtake agreements may contain fixed pricing, formula-based pricing, index-linked pricing, inflation-adjusted pricing, price collars, floors, ceilings, volume commitments, quality specifications, delivery obligations, termination rights, force majeure provisions, penalties, financing conditions or other terms that could reduce expected economics, increase operational risk or limit our flexibility. If we are unable to enter into definitive offtake agreements on acceptable terms, or if we are unable to deliver product under such agreements after they are executed, our business, results of operations, ability to obtain financing and financial condition could be materially and adversely affected.

If the estimates and assumptions we use to determine market demand, market size and pricing are inaccurate, our future growth rate and Project economics may not be accurate or may be adversely affected.

Our estimate of the annual total addressable market and long-term pricing for our proposed products is based on internal and third-party estimates, which are based on factors including historical and current global demand and pricing, the number and geographic location of suppliers, supplier capacity, customer specifications, end-use applications, published pricing indices, market studies and assumptions regarding future demand growth. Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate.

Boric acid and many borate products are not exchange-traded commodities, and third-party published pricing indices and market studies may not fully reflect realized pricing, contract-specific terms, customer specifications, regional dynamics, freight, logistics, product quality, price floors or ceilings, inflation adjustments, customer concentration or long-term market conditions. If the price, demand, market size, growth trajectory or marketability of boric acid, calcium chloride, gypsum, lithium or other potential products differs from our expectations, our ability to obtain financing, enter into offtake agreements, support reserves, achieve expected Project economics or develop our business could be adversely affected.

We currently depend on a single mining project.

The Project currently accounts for all of our mineral resources and reserves and, without the Assets expected to be acquired from SVM, the current potential for the future generation of revenue. Any adverse development affecting the Project will have a material adverse effect on our business, prospects, profitability, financial performance and results of operations. These developments include, but are not limited to, the inability to obtain necessary permits or financing to develop the Project, changes in technical parameters of project development, changes in costs or anticipated costs which may make it uneconomic to develop and/or operate the Project, unusual and unexpected geologic formations, seismic activity, rock bursts, flooding, drought, and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, property, and which could hinder the development and future operation of the Project. If the Project is completed to management’s contemplated target production capacity of up to 450,000 tons per year of boric acid, it will exceed the limits of our existing permits, which would require us to seek modifications to the permits. There can be no assurance that we could obtain any required permit modifications. Based on the Preliminary Feasibility Report, and assuming we reach economically viable production, the Project, by its nature, will have a defined production life (the period during which extraction will remain viable). Ultimately, we will be required to replace and expand our resources and any established reserves if we are to maintain operating revenues. In the absence of additional mineral projects, we will be solely dependent on the Project for our revenue and profits, if any. Our ability to maintain or increase our annual production will be dependent, in significant part, on our ability to expand the Project, bring new projects into production and to complete acquisitions.

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

The cost and availability of electricity, natural gas and other energy resources are subject to volatile market conditions and infrastructure constraints.

Mining development projects and operations consume large amounts of raw materials and energy. We may rely on third parties for the supply of energy we consume and will consume in our development and mining activities. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to worldwide supply and demand, volatile market conditions, weather conditions, geopolitical events, regulatory actions and other factors beyond our control. Variations in the cost or availability of raw materials and energy may significantly affect our operating results and Project economics.

The Phase 1 plan currently contemplates a natural gas combined heat and power or cogeneration facility rather than reliance on a Southern California Edison interconnection for commercial-scale power. If we proceed with such a facility, we will be dependent on natural gas supply, pipeline connection, construction, permitting, equipment procurement, commissioning, emissions compliance, operating performance and long-term energy costs. Growing demand for on-site power generation driven by the rapid expansion of artificial intelligence and other data center activity could significantly increase the cost and reduce the availability of the cogeneration equipment we anticipate procuring for such a facility. Any inability to secure reliable and cost-effective energy, complete required energy infrastructure, operate the cogeneration facility as expected, or manage energy-related permitting or emissions obligations could delay or increase the cost of developing and operating the Project.

Inadequate infrastructure may constrain our future mining operations, including at the Project.

Any potential commercial production at the Project will depend on adequate infrastructure. In particular, reliable power sources, natural gas supply, water supply, transportation, surface facilities, evaporation ponds, communications, security, construction staging, logistics and other infrastructure are necessary to develop and operate the Project. Failure to adequately meet these infrastructure requirements or changes in the cost, availability, design or schedule of such inputs could affect our ability to develop or commence production at the Project and could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Uncertain global economic conditions could have a material adverse effect on our business, financial condition, results of operations or prospects, including the pricing of our products.

Our financial results are tied to global economic conditions and their impact on levels of consumer confidence and consumer spending. Global consumer markets can be impacted by significant U.S. and international economic downturns and inflation, such as the economic contraction caused by the coronavirus pandemic of 2020 and the global credit crunch experienced in 2008, as well as global hostilities and conflict, including in Ukraine and Russia, as well as the Middle East. High levels of inflation, recession or a weak recovery, due to factors that include, but are not limited to, disruptions in financial markets, federal budget, tax, tariff or trade policy issues in the United States, political upheavals, war or unrest, economic sanctions against trading nations, and demonetization, could cause us to experience significant cost increases and revenue declines due to deteriorated consumer confidence and spending, and a decrease in the availability of credit or on commercially acceptable terms, which could have a material adverse effect on our business prospects or financial condition.

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

Our operations and performance depend significantly on global and regional economic conditions. Macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for our products. In addition, confidence and spending can be materially and adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors. An adverse impact on demand for our products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers and other partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of our products; and insolvency. We cannot predict the timing or scale of these various macroeconomic conditions, but they could have a material adverse effect on our business, results of operations and financial condition.

Government efforts to combat inflation, along with other interest rate pressures, may lead to increased financing costs and Project completion costs.

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

We are continuing to implement policies and procedures designed to facilitate compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot assure you, however, that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

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

If any of our mining claims are successfully challenged, we may lose rights to some or all of the mineral deposits within those claims. The resolution of any such challenges, whether through litigation or administrative procedures, can be costly, time-consuming, and uncertain. An adverse determination could require us to modify or terminate our mining activities on the affected properties, incur substantial costs to rectify deficiencies, or significantly delay our mining plans. Such outcomes could materially and adversely affect our operations, financial condition, and results of operations.

Restrictions on our ability to obtain, recycle and dispose of water may impact our ability to execute our development plans and proposed operations.

Water is an essential component of our planned mining processes. We currently have two water production wells in an aquifer within our permit boundary, but water is limited in the Mojave Desert. If our demand for water were to outpace supply, our ability to perform mining operations could be restricted or made more costly. Along with the risks of other extreme weather events, drought risk, in particular, is likely increased by climate change. If we are unable to obtain sufficient water to use in our operations, we may be unable to economically produce our target minerals, which could have an adverse effect on our financial condition, results of operations and cash flows. In addition, commercial development of the Project may depend on our ability to design, permit, construct and operate evaporation ponds, solution management systems, recycling systems and related facilities for sodium and calcium removal, brine or process solution management, monitoring and closure. Changes in pond sizing, liner requirements, waste discharge requirements, monitoring obligations, closure obligations or water-board requirements could increase costs, delay development or constrain operations.

The development, construction and proposed operation of our properties and projects is subject to various environmental, operational and land-use regulations that could adversely affect our ability to grow.

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

Although we believe the major permits and approvals required for the Project are currently in place, Phase 1 development and commercial-scale operations may require additional permits, permit amendments, modifications, renewals, authorizations, bonding or agency approvals, including modifications to our EPA permit to address different wellfield designs and the permitted term or period of operations. Regulators may disagree with our interpretation of the scope, timing or nature of required permit modifications or may impose conditions that increase costs or delay development. Any failure to obtain, maintain or comply with such permits, permit modifications or approvals could adversely affect our ability to develop or operate the Project.

Mining projects may experience local opposition in certain markets due to claims based on alleged nuisances, concerns about conversion of land use from agriculture or undeveloped land to mining, or other claims of potential adverse health or environmental impacts, such as misuse of water resources, landscape degradation, land use, food scarcity or price increase. We could experience significant opposition from third parties, including environmental non-governmental organizations, local landowners, neighborhood groups, municipalities and other entities either during the permit application process, including during any public hearings, comment periods or appeal proceedings, or after environmental permits are issued, as well as by governmental regulators if future administrations or regulators become less favorable to our industry. We could also experience renewed opposition if any permit requires amendment.

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

We may derive revenues from the extraction and sale of borates, calcium-based co-products and other minerals. The marketability of minerals is affected by numerous factors beyond our control. These factors include government regulations relating to pricing, taxes, royalties, allowable production, imports, exports, prevailing price, price volatility, supply, changes in buyer preferences and demand for borates and other minerals. The prices of such commodities have historically fluctuated, and may in the future fluctuate widely and may be affected by numerous factors beyond our control, including international, economic and political trends, domestic and foreign tax policy, the price of imports of commodities, the cost of exploration, development, production and processing mineral ore, available transportation capacity, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new or improved extraction and production developments and methods, technological changes in the markets for the end products and the overall supply and demand for minerals. The effect of these factors on the price of borates and other minerals, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted. Additionally, new production of borates from current or new competitors in the borates market could adversely affect prices. Any additional supply (including as a result of new investments) could have an adverse effect on the price of such materials. Only limited information is available with respect to the status of expansion and new borate production capacity expansion projects being developed by current and potential competitors, and, as such, we cannot make accurate projections regarding the future capacities of current and possible new entrants into the market and the dates on which such capacities could become available on the market. If these potential projects are completed in the short term, they could adversely affect market prices for borates and lithium, thereby resulting in a material adverse effect on the economic feasibility of extracting any minerals we discover.

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

Because we anticipate that a portion of our future product sales may be to customers outside the United States, a strong U.S. dollar could negatively impact our export competitiveness by making our products more expensive for foreign buyers, thereby potentially reducing our anticipated international sales. A strong U.S. dollar could also make imported borate products comparatively less expensive, potentially increasing competition from foreign producers importing into the U.S. market. Conversely, a weak U.S. dollar may enhance our export competitiveness by making our products relatively less expensive in foreign markets and may make imported products comparatively more expensive, reducing competition from foreign imports; however, because we expect to source a portion of our equipment, materials and services from outside the United States, a weak U.S. dollar could also increase the cost of those imported inputs and our capital costs. These currency fluctuations, whether strengthening or weakening the U.S. dollar, introduce volatility and uncertainty in our anticipated pricing, sales, costs, profitability, and overall competitive position in both domestic and international markets.

We face risks relating to mining, exploration, development and mine construction on our properties.

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

Efficient production of borate products using modern techniques and equipment requires skilled technicians and engineers. In addition, our efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. In the event that we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.

Changes in U.S. trade policies, including the imposition of tariffs, could materially increase the cost of constructing or operating the Project.

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

The economic analysis included in our Preliminary Feasibility Study, and the related cost analyses, have not accounted for the impact of existing or future tariffs. The ultimate impact of currently announced tariffs and any future tariffs or trade policies will depend on various factors, including the timing of implementation and the amount, scope and nature of such tariffs or policies. Given the uncertainty and volatility surrounding trade and tariff policies, particularly in light of historical shifts in tariff approaches, including those imposed under the current U.S. administration, we may experience materially increased costs that are difficult to predict accurately at this time. Such cost increases could negatively affect the projected economics of our facility and our ability to access financing, potentially causing the economic feasibility of the project to deteriorate substantially or render the project economically unviable, thereby causing us to delay, significantly modify, or cancel the project entirely, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

A shortage of equipment or disruption in our supply chain could adversely affect our ability to develop, construct or operate our business.

Our ability to develop, construct and operate the Project will depend on the availability, timing, cost, quality and performance of equipment, materials and services, including long-lead or specialized equipment such as crystallizers, cogeneration equipment, pumps, wellfield materials, electrical components, processing equipment, steel, acid and reagents, construction materials and engineering and construction services. Shortages, delays, quality issues, cost increases, vendor failures, logistics constraints, tariffs, geopolitical events or other supply-chain disruptions could increase costs, delay FEL-3, construction or commissioning, require design changes, or otherwise adversely affect our business. In particular, growing demand for on-site power generation driven by the rapid expansion of artificial intelligence and other data center activity could significantly increase the cost, and reduce the availability, of the cogeneration equipment we anticipate procuring for the Project, which could materially increase our capital costs or delay the development and construction of the Project.

Further, we are subject to risk from fluctuating market prices of certain raw materials, including steel, concrete, fiberglass reinforced plastic, and bulk chemicals, among others, which are necessary for the construction, maintenance and operation of our assets. The price of these raw materials may be affected by supply restrictions or other market factors (including inflation) from time to time. Some of the components and materials related to our current and planned assets will be sourced from outside the United States through arrangements with various vendors, and we may experience delays in obtaining these components and materials as a result of shipping and transportation constraints, and other supply chain disruptions. Political, social or economic instability in regions where these components and materials are made could cause future disruptions in trade.

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

In particular, bulk chemicals are critical to the operation of our business. These raw materials are in high demand, subject to price fluctuations and of limited availability. If manufacturers are not able to manufacture or procure enough of these components or manufacture and procure them in a timely manner, this would have a material adverse effect on the development of our products and in turn, our business, financial conditions and results of operations. Significant price increases for bulk chemicals in particular may have an adverse impact on the economic viability of our proposed development and operating activities.

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

Competition with and new production of borates and other minerals from current or new competitors in the market could adversely affect our proposed business, financial condition and results of operations.

The borates industry is concentrated and includes large, established and well-funded competitors. Competitors may have substantially greater financial, technical, operational, customer, logistical, marketing and other resources than we do. Existing producers may respond to our development plans or new supply by adjusting prices, increasing output, expanding capacity, changing contract terms, leveraging customer relationships or otherwise competing in ways that make it more difficult for us to obtain financing, enter into offtake agreements, achieve expected pricing or operate the Project economically.

If current or future competitors increase production, lower prices, secure long-term customer commitments, develop substitute products, improve processing technology or otherwise satisfy demand that we expect to serve, our ability to develop the Project, obtain financing, execute offtake agreements, sell product or achieve expected economics could be materially adversely affected.

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

As a current holder of interests in U.S. mineral properties, we may be subject to CERCLA. CERCLA, along with analogous statutes in certain states, imposes strict, joint and several liability on owners and operators of facilities which release hazardous substances into the environment. CERCLA imposes similar liability upon generators and transporters of hazardous substances disposed of at an off-site facility from which a release has occurred or is threatened. Under CERCLA’s strict joint and several liability provisions, we could potentially be liable for all remedial costs associated with property that we currently or previously owned or operated regardless of whether our activities are the actual cause of the release of hazardous substances. Such liability could include the cost of removal or remediation of the release and damages for injury to the natural resources. Releases from such facilities or from any of our current U.S. properties due to past or current activities could form the basis for liability under CERCLA and its analogs. In addition, off-site disposal of hazardous substances, including hazardous mining wastes, may subject us to CERCLA liability. Our current and prior U.S. properties are not, to our knowledge, currently listed or proposed for listing on the National Priority List and we are not aware of pending or threatened CERCLA litigation which names us as a defendant or concerns any of our current or prior U.S. properties or operations. However, we have not conducted a Phase 1 or similar environmental site assessment on our properties and cannot be certain that we are aware of all current or historical operations at or affecting our properties that could involve contamination. We cannot predict the potential for future CERCLA liability with respect to our U.S. properties, nor can we predict the potential impact or future direction of CERCLA litigation in the area surrounding our properties.

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

Any failure of our on-going compliance with current and future laws and government regulations, including environment, workplace health and safety, tax and accounting laws, rules and regulations as well as stock exchange listing rules, could have a material adverse effect on our future financial condition and prospects, and/or result in reputational harm.

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

Land reclamation requirements are generally imposed on companies with mining operations or mineral exploration companies in order to minimize long-term effects of land disturbance. We are required to mitigate long-term environmental impacts at the Project by stabilizing, contouring, re-sloping, and revegetating various portions of the site after wellfield and processing operations are completed. In addition, we are responsible for plugging and abandoning all injection recovery, water monitoring, and exploration drilling holes. In undertaking these reclamation activities, we must meet comprehensive environmental protection and reclamation standards. Any failure to meet such standards may subject us to fines, penalties, or other sanctions. In addition, in order to carry out reclamation obligations imposed on us in connection with exploration, potential development and production activities, we must allocate financial resources that might otherwise be spent on exploration and development programs. We currently have reclamation obligations and have arranged surety bonds for reclamation related costs. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

The physical consequences of climate change could have a material adverse effect on our properties and proposed business activities.

Climate change may increase the frequency or intensity of adverse weather conditions, such as tropical storms, wildfires, droughts, floods, hurricanes, tornadoes, extreme temperatures or ice storms and may have the long-term effect of changing weather patterns in ways that are difficult to anticipate, which may result in damage or destruction to our assets or to third party assets on which we rely, affect the availability of water for our facilities, or otherwise require us to incur costs, or elicit changes in applicable regulations in the jurisdictions in which we operate, which may result in, among other impacts, increased compliance costs, reduced revenues, restrictions on our proposed operations, and difficulties in obtaining or maintaining permits, licenses or authorizations required for our proposed business. Any such disruption may prevent or delay us from continuing to develop the Project and any other of our properties, or, if and when completed, operating in the normal course.

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

The increasing concentration of greenhouse gases in the Earth’s atmosphere is contributing to climate changes that are having significant physical effects, such as increased frequency and severity of storms, droughts, fires, floods and other climatic events. If any such effects were to occur in the regions in which we explore, develop and operate, they could adversely affect or delay such activities and may otherwise cause us to incur significant costs in preparing for or responding to those effects.

New or evolving sustainability and climate-related disclosure obligations and expectations could result in additional costs of compliance, restrictions on our access to capital, and increased litigation or reputational risk.

We are subject to evolving and potentially diverging sustainability and climate-related disclosure views and expectations from regulators, investors, customers and other stakeholders. Although federal climate disclosure requirements remain subject to change, we operate in California and may be affected by state-level requirements, customer requirements, investor expectations and broader market practices. Compliance with new or evolving requirements may require additional controls, data collection, third-party support, disclosure processes and management attention, and any failure to meet or timely meet applicable requirements or stakeholder expectations could result in increased costs, litigation, enforcement, reputational harm or other adverse effects. Moreover, if we are effective at addressing such matters, we may also attract negative attention from stakeholders and regulators with diverging views on ESG and sustainability.

Further, those investors, employees, customers and other stakeholders that judge companies’ performance on sustainability matters may make investment decisions based on organizations that publish sustainability ratings or assessments. Topics evaluated in these assessments include, for example, climate impacts, human rights, land use, human capital management, ethics and compliance, and board oversight of sustainability issues. There can be no assurance that we could successfully manage such issues or meet these stakeholders’ expectations. Failure to do so could result in adverse impacts on our reputation, relationships, business, or operating results.

We are required to obtain, maintain, amend and renew governmental permits in order to conduct development and mining operations, a process that is often costly and time-consuming.

In the ordinary course of business, mining companies are required to seek governmental permits, licenses, authorizations and approvals for continuation or expansion of existing operations and for the commencement of new operations. Obtaining, maintaining, amending and renewing governmental permits can be costly and time-consuming and involves numerous jurisdictions and agencies, public notice and comment processes, technical submissions and ongoing compliance obligations. Private parties, such as environmental activists, frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary governmental permits involves numerous jurisdictions, public hearings and possibly costly undertakings. These third-party actions can materially increase the costs and cause delays in the permitting process and could potentially cause us to not proceed with the development or operation of our properties.

Although major permits and approvals for the Project are in place, Phase 1 development and commercial-scale operations may require additional permits, permit amendments, modifications, renewals, authorizations and bonding, including modifications to the EPA permit to address different wellfield designs and the permitted term or period of operations, and approvals related to evaporation ponds, waste discharge requirements, air permits, construction and occupancy permits and other matters. We cannot assure you that required permits, amendments or approvals will be obtained or maintained on acceptable terms or in a timely manner, or that regulators will agree with our interpretation of the approvals required. Any delay, denial, modification, appeal, challenge or failure to comply with permits could delay, limit or prevent our development plans or operations and could materially adversely affect our business.

Lawsuits or arbitration proceedings may be commenced against us and an adverse ruling could adversely affect our business, financial condition and results of operations.

We may from time to time be subject to claims, litigation, arbitration, regulatory proceedings, governmental inspections, audits or investigations arising in the ordinary course of business, including matters relating to commercial disputes, vendors, contractors, employees, securities laws, permits, title, environmental matters, intellectual property or other matters. In addition, we may also be subject to class action lawsuits, including those alleging violations of the Fair Labor Standards Act and state and municipal wage and hour laws. Even if we ultimately prevail, such proceedings may require significant management attention and expense. An adverse ruling, settlement or other resolution could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

While we are focused on operating in a socially responsible manner regarding the operation or development of our facilities, there can be no assurance that our efforts in this respect will mitigate this potential risk. All the foregoing could have a material adverse effect on our business, financial condition and results of operations, including, but not limited to, as a result of increased costs, reduced revenues, diversion of management attention, reputational harm, disruptions to our operations and other reasons.

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

Our future success depends on the continuing efforts of our management and key employees and our ability to attract and retain highly skilled personnel.

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

We will need to increase the size and capabilities of our organization and we may be unable to manage our growth effectively.

Our past growth has provided, and our future growth may create, challenges to our organization. Members of our management team possess significant experience and have previously carried out or been exposed to exploration, development and production activities. However, we have limited operating history and our ability to achieve our objectives depends on the ability of our directors, officers and management to implement current plans and respond to any unforeseen circumstances that require changes to those plans. The execution of our business plan will place demands on us and our management. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. Our ability to recruit, assimilate, and maintain new personnel will be critical to our performance and we will be required to recruit additional personnel to achieve our business objectives. As a public company, we will need to support managerial, operational, financial and other resources. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we are unable to recruit additional personnel and effectively train, motivate, retain, and manage employees, or if we fail to manage these challenges effectively, our financial condition, business, and results of operations could be materially and adversely affected. As we advance FEL-3 and potential Phase 1 development, we expect to need additional engineering, project management, construction, operating, safety, finance, legal, commercial and administrative capabilities. If we are unable to hire, train and retain personnel or effectively scale our systems, controls and processes, our ability to execute our business plan could be adversely affected.

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

Compliance with ever-evolving federal and state laws and other requirements relating to the processing of information about individuals necessitates significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts. We also depend on third-party vendors in relation to the operation of our business, a number of which process Personal Information on our behalf.

We and our vendors are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the processing of Personal Information, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their applications, interpretations and amendments, are constantly evolving. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our processing of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets.

For example, the California Consumer Privacy Act (“CCPA”) requires businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws.

In 2024, the National Security Division of the U.S. Department of Justice (“DOJ”) issued a new rule—referred to as the “Data Security Program” (“DSP”)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Based on our assessment of the DSP, we do not believe we engage in covered data transactions at this time, though we may discover that we do or we may begin doing so in the future.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

We could be subject to information technology system failures, network disruptions, and breaches in data security – including as a result of artificial intelligence –which could negatively affect our business, financial position, results of operations and cash flows.

The efficiency and efficacy of our business and its operations depend heavily on the performance and availability of our computer and information systems, which we use to communicate, control and manage our operations and prepare our financial management and reporting information. As dependence on digital technologies is expanding, cyber incidents, including deliberate attacks and accidental cybersecurity events have been increasing worldwide. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information systems and confidential information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological error, including misconfigurations, bugs, or other vulnerabilities in software and hardware. Computers, telecommunication and information systems are used to conduct our exploration and development activities, will be used to conduct our production activities and have become an integral part of our business. We use these systems to analyze and store financial and operating data, as well as to support our internal communications and interactions with business partners. Cyber-attacks could compromise our computer, telecommunications and information systems and result in additional costs as well as disruptions to our business operations or the loss of our data. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information systems, confidential information or business. A cyber-attack involving our information systems and related infrastructure, or those of our business partners, could disrupt our business and negatively impact our operations in a variety of ways. Our information systems and confidential information are vulnerable to a range of cybersecurity risks and threats, including malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. Although we maintain insurance policies, we cannot be certain that any or all of the costs and liabilities incurred in relation any cybersecurity attack or incident will be covered or that applicable insurance will be available to us in the future on economically reasonable terms or at all. We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

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
o
a cyberattack on our accounting, accounts payable or related information systems could expose us to liability to employees and third parties, or reputational risk, if their sensitive personal information is obtained;
o
possible loss of material information, which in turn could delay productive processes and selling efforts, causing economic losses; and
o
a cyberattack on a service provider or their information systems which we rely on could result in supply chain disruptions, which could delay or halt our major development projects.
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
•
Further material risks connected to aforementioned cybersecurity incidents include but are not limited to:
o
theft, loss, or unauthorized disclosure of sensitive information,
o
financial loss, including the costs of forensic investigation, remediation, individual and regulatory notification, credit monitoring, regulatory fines and litigation, including class-action litigation,
o
legal and regulatory penalties or enforcement, including under privacy and data protection laws such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act), state data breach notification laws, and SEC cybersecurity incident disclosure requirements, and
o
damage to our reputation.

In addition, we and our service providers increasingly use artificial intelligence, machine learning, and automated decision-making technologies, systems, and tools (collectively, “AI Technologies”) in our operations. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying these technologies, and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. Our use of AI Technologies presents its own cybersecurity and data privacy risks. For example, our personnel could intentionally or inadvertently input confidential, proprietary, or personal information into third-party AI Technologies, potentially resulting in the unauthorized disclosure or loss of confidential information, the loss of trade secrets and other intellectual property, or violations of applicable privacy or data protection laws. Artificial intelligence systems may also produce inaccurate, incomplete or biased output, and any over-reliance on such output could adversely affect our operations or decision-making. In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to provide for their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues , the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. Moreover, the integration and use of AI creates unique attack vectors, such as the infiltration, corruption (e.g., “poisoning”), or manipulation of training data and AI model inputs, that can lead to downstream impacts, such as inaccurate model outputs and skewed decision-making.

Risks Relating to Our Common Stock

Our largest stockholders hold a significant percentage of our voting power and may be able to exert significant influence or control over the direction of our business.

Our largest stockholders, Bluescape Special Situations IV (“Bluescape”), Meridian Investments Corporation (“Meridian”) and Ascend Global Investment Fund SPC for and on behalf of Strategic SP (together with Meridian, “Ascend”), hold a significant percentage of our outstanding common stock, par value $0.01 per share (“Common Stock”). Notwithstanding that these parties no longer hold a controlling interest, they collectively hold approximately 49.2% of our Common Stock. If Meridian, Ascend and Bluescape were to choose to act together, they would be able to control or significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these parties, if they choose to act together, could control or significantly influence the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. These parties may have interests that are different than those of other stockholders.

Under the Fourth Amended and Restated Investor and Registration Rights Agreement (the “IRRA”), Bluescape and Ascend have director designation rights based on their beneficial ownership levels. Bluescape has two designees based on its current beneficial ownership level, while Ascend has one current designee based on its current beneficial ownership level, representing, in the aggregate, three of the five members of our board of directors. These rights, together with the ownership interests of Bluescape, Ascend and Meridian, may allow such stockholders to exert substantial influence over our business and strategic direction.

Exercise of our outstanding warrants or issuance of additional securities will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our Common Stock.

We have issued warrants in prior financings and may issue additional warrants or other securities in future financings, strategic transactions, government financing arrangements or other transactions. We also issued warrants in connection with the EXIM-related guarantee arrangements for a loan under EXIM’s engineering multiplier program. Furthermore, we expect to issue 8,300,000 shares of Common Stock in connection with the Acquisition as described below. As of September 16, 2026, the Company had 41,647,371 shares of Common Stock issued and outstanding. The issuance of the shares in the Acquisition would represent approximately 16.6% of the Company’s issued and outstanding shares of Common Stock on a post-issuance basis.

The exercise of some or all outstanding warrants, or the issuance or potential issuance of additional warrants, equity securities, convertible securities, preferred equity, strategic equity or other securities, will dilute the ownership interests of existing stockholders and may increase the number of shares of Common Stock eligible for resale in the public market. Any sales in the public market of shares of Common Stock issuable upon exercise or conversion of such securities, or the anticipation of such exercises, issuances or sales, could adversely affect the prevailing market price of our Common Stock. Additionally, the existence of warrants or other convertible securities may encourage short selling by market participants because the exercise or conversion of such securities could be used to satisfy short positions, or because the anticipated exercise or conversion of such securities for shares of Common Stock could depress the price of our Common Stock.

The market price and trading volume of our Common Stock may be volatile and may be affected by economic conditions beyond our control.

Our Common Stock is listed and publicly traded on Nasdaq. The market price of our Common Stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume of our Common Stock may fluctuate and cause significant price variations to occur. If the market price of our Common Stock declines, you may be unable to resell your Common Stock at a competitive price. We cannot assure you that the market price of our Common Stock will not fluctuate or significantly decline in the future or that an active trading market for our Common Stock will be maintained.

Some specific factors that could negatively affect the price of our Common Stock or result in fluctuations in its price and trading volume include:

•
actual or expected fluctuations in our prospects or operating results;
•
changes in the demand for, or market prices for, borates, lithium, calcium chloride, gypsum, and other minerals;
•
additions or departures of our key personnel;
•
changes or proposed changes in laws, regulations or tax policy;
•
sales or perceived potential sales of our Common Stock by us or our directors, senior management or stockholders in the future;
•
announcements or expectations concerning additional commercial and financing efforts;
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

We incur increased costs as a result of operating as a U.S. listed public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

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

An active trading market for our Common Stock may not be sustained and the trading price for our Common Stock may fluctuate significantly.

Shares of our Common Stock are able to be traded by the public on Nasdaq. However, a liquid public market for our Common Stock may not be sustained, which means you may experience a decrease in the value or trading price of shares of our Common Stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

Because we do not anticipate paying dividends on our Common Stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain on our Common Stock.

We have not declared dividends, and we do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our proposed business. Dividends, if any, on our outstanding Common Stock will be declared by and subject to the discretion of our Board of Directors on the basis of our earnings, financial requirements and other relevant factors, and subject to Delaware and federal law. We cannot assure you that our Common Stock will appreciate in value. You may not realize a return on your investment in our Common Stock and you may even lose your entire investment in our Common Stock.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, the market price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may discontinue research on us, to the extent such coverage currently exists, or in other cases, may never publish research on us. If no or few securities or industry analysts commence coverage of us, the trading price for our Common Stock could be negatively affected. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our Common Stock or publish adverse or misleading research about our business, the market price of our Common Stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, demand for our Common Stock could decrease, which might cause our price and trading volume to decline.

We are an “emerging growth company” and “smaller reporting company” and are able to avail ourselves of reduced disclosure requirements, which may make our Common Stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in SEC rules, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies. For example, we have elected to rely on an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting, and we will not provide such an attestation from our auditors while we qualify for that exemption.

We may avail ourselves of certain disclosure exemptions until we are no longer an emerging growth company or smaller reporting company, as applicable. We cannot predict whether investors will find our Common Stock less attractive because of our reliance on some or all of these exemptions. If investors find our Common Stock less attractive, it may adversely affect the price of our Common Stock and there may be a less active trading market for our Common Stock.

We will cease to be an “emerging growth company” upon the earliest date permitted or required under applicable SEC rules, including based on the passage of time since our first sale of common equity securities pursuant to an effective Securities Act registration statement, our revenues, our public float or our issuance of certain debt securities. We will continue to qualify as a smaller reporting company for so long as we meet the applicable public float or revenue tests.

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

Our Certificate of Incorporation and Bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable and may prevent attempts by our stockholders to replace or remove our current management.

Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a merger, acquisition, or other change in control of our company that stockholders may find favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market prices for our Common Stock. In addition, these provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include, among other things, that:

•
the ability of our Board to issue shares of Preferred Stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
allowing only our Board to fill director vacancies, which prevents stockholders from being able to fill vacancies on our Board;
•
a prohibition on stockholders action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
a requirement that special meetings of our stockholders may be called only by (i) our Board or (ii) our secretary, following receipt of one or more written demands to call a special meeting from stockholders of record who own, in the aggregate, at least 25% of the voting power of our outstanding shares then entitled to vote on the matter or matters to be brought before the proposed special meeting that complies with the procedures for calling a special meeting set forth in our Bylaws, which may inhibit the ability of an acquirer to require the convening of a special meeting of our stockholders;
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
•
advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and
•
a prohibition of cumulative voting in the election of our Board, which would otherwise allow less than a majority of stockholders to elect director candidates.

We are also subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents us from engaging in a business combination, such as a merger, with an interested stockholder (i.e., a person or group that acquires at least 15% of our voting stock) for a period of three years from the date such person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner.

Raising additional capital could adversely affect the voting power or value of our Common Stock and result in substantial dilution.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt instruments, preferred equity, strategic investments, project-level financing, government funding, warrants, convertible securities, customer prepayments, royalty arrangements or other financing structures. We do not currently have any committed external source of funds sufficient to develop Phase 1 of the proposed Commercial-Scale Facility. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

The amount of capital needed to develop the Project is substantial relative to our current market capitalization. As a result, additional equity or equity-linked financing could result in significant dilution to existing stockholders. We cannot predict the size or price of future issuances of Common Stock or the size or terms of future issuances of debt instruments, warrants, preferred equity or other securities convertible into or exercisable for Common Stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of the Common Stock. The terms of these securities may include liquidation or other preferences, anti-dilution rights, participation rights, board or consent rights, collateral rights or other terms that adversely affect your rights as a common stockholder.

Our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of Preferred Stock having such designations, preferences, limitations and relative rights, including preferences over our Common Stock respecting dividends and distributions, as our Board of Directors may determine. For example, we might grant holders of Preferred Stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. The terms of one or more classes or series of Preferred Stock could adversely impact the voting power or value of our Common Stock. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of Preferred Stock could affect the residual value of our Common Stock.

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

We have in the past and may again in the future receive a notice of the failure to satisfy a continued listing rule from Nasdaq.

Our Common Stock is listed on Nasdaq. Nasdaq maintains several requirements for continued listing of our Common Stock. One such requirement is the maintenance of a minimum closing bid price of $1.00. In September 2024, we received written notice from Nasdaq notifying us that the bid price for our Common Stock had closed below the $1.00 Bid Price Requirement for continued inclusion on The Nasdaq Global Select Market. Although we regained compliance with the Bid Price Requirement in a timely manner, there is no guarantee we will in the future be able to maintain compliance with the Bid Price Requirement or any other Nasdaq listing standard, which would subject our Common Stock to delisting from Nasdaq.

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

Sales of our Common Stock could reduce its market price.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. Such sales, or any market perception that substantial holders of our Common Stock intend to sell Common Stock, could reduce the market price of our Common Stock. If a material number of shares are sold during a concentrated period, such sales could adversely affect the market price of our Common Stock and impair our ability to raise additional capital through the sale of securities.

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

Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for certain derivative actions, fiduciary-duty claims, claims arising under the DGCL, our Certificate of Incorporation or Bylaws and internal-affairs doctrine claims. Our Bylaws further provide that, unless we consent in writing to the selection of an alternative forum, federal district courts of the United States will be the exclusive forum for claims arising under the Securities Act.

These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or operating results.

Risks Relating to the Pending Acquisition

The pending Acquisition and additional businesses or assets we may acquire, joint ventures we may form or investments in other companies we may make in the future may be unsuccessful and may harm our operating results and prospects.

Our pending Acquisition of specified assets of SVM and any additional acquisitions of complementary businesses or assets we may pursue may not be successful. The Acquisition is being effected through a court-supervised sale pursuant to section 363 of the Bankruptcy Code in connection with the Chapter 11 Cases, which involves risks that are distinct from a negotiated acquisition outside of bankruptcy. Once it is entered, the Sale Order may be subject to appeal, modification, stay or reversal. The type of financing for the Acquisition and any other acquisition will depend on circumstances existing at that time, including market conditions and our share price. If we are successful at identifying and making the Acquisition and any other acquisitions, integration of the SVM business or any other acquired businesses or assets nevertheless involves many challenges, including a potential strain on our administrative and operational resources, unanticipated issues, expenses or liabilities, and difficulties in the assimilation of different corporate cultures and business practices. We may also seek to enter into joint ventures, pursue strategic alliances in an effort to leverage our existing operations and industry experience, increase our product offerings, expand our distribution and make investments in other companies. We cannot guarantee that we will be able to identify and complete suitable acquisitions or investments at reasonable prices, or that we will be successful in realizing any anticipated benefits from our pending Acquisition or from any future acquisitions or investments.

The success of the Acquisition and any future acquisitions, joint ventures, strategic alliances or investments involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition. Such risks include, without limitation: diversion of management’s attention; disruption to our existing operations and plans; inability to effectively manage our expanded operations; difficulties or delays in integrating and assimilating information and financial systems and operations or in realizing projected efficiencies, growth prospects, cost savings, and synergies; potential loss of key employees and customers of the acquired businesses or adverse effects on existing business relationships; adverse impact on overall profitability if our expanded operations do not achieve the financial results projected in our valuation models; inaccurate assessment of additional post-acquisition investments, undisclosed, contingent, tax or other liabilities or problems, unanticipated costs associated with an acquisition and an inability to recover or manage such liabilities and costs; incorrect estimates made in the accounting for acquisitions; and incurrence of non-recurring charges and write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances.

Additionally, the success of the Acquisition and any future acquisitions will substantially depend on our ability to retain key personnel. For example, we will rely on existing employees and operators of SVM to successfully operate the SVM Assets. The loss of key employees could result in the loss of vital institutional knowledge, experience and expertise, damage critical customer relationships and impact our ability to successfully operate SVM’s business and implement our strategy for these assets. Specifically, the loss of key employees who have in-depth knowledge of SVM’s mining, manufacturing, engineering, research and development, and administrative processes could significantly impact our results of operations. We may not be able to find qualified replacements for these key positions and the integration of replacements may be disruptive to the business. We may face similar challenges in connection with any future acquisitions we pursue.

The Acquisition is subject to closing conditions and may not be completed, and the Asset Purchase Agreement may be terminated in accordance with its terms.

The Acquisition is subject to customary conditions that must be satisfied or waived prior to the Closing, including, among others, (i) that the Sale Order must be entered and not be subject to stay, vacatur or reversal (or modified in a manner materially adverse to Nirma without its consent), (ii) the satisfaction of certain requirements under the bidding procedures approved by the Bankruptcy Court, (iii) the execution and delivery of definitive documentation for the Promissory Note (as defined below) and the Bridge Facility (as defined below) and the funding of the initial tranche of the Bridge Facility, and (iv) the absence of any law or order enjoining or otherwise prohibiting the Acquisition. The Closing is also conditioned upon, with respect to the acquisition of the railroad assets of Trona Railway Company LLC, the receipt of any required authorization from the Surface Transportation Board (the “STB”). If such STB authorization has not been received at the time of Closing, the transfer of such railroad assets will be deferred until such authorization is obtained. Additionally, the Closing is subject to the satisfaction of closing conditions applicable to Nirma, the provider of the bridge financing described below, including that the Closing occur on or before October 2, 2026 unless Nirma consents to an extension of the Outside Date (as defined below). Nirma’s failure to satisfy, or to waive, its closing conditions could prevent the consummation of the Acquisition.

Furthermore, there is a short time period between the entry into the Asset Purchase Agreement and the expected Closing. The Asset Purchase Agreement may be terminated if the Closing has not occurred on or before October 2, 2026 (the “Outside Date”), provided that the Outside Date may be extended to October 16, 2026, by SVM, subject to the consent of Nirma, and thereafter by the mutual written consent of the parties.

No assurance can be given that these conditions will be satisfied or waived within the applicable time period or that, if satisfied, the Acquisition will be completed on the expected timetable. Any failure or delay in completing the Acquisition could cause the Company not to realize, or to be delayed in realizing, some or all of the anticipated benefits of the Acquisition.

Moreover, if the Acquisition is not completed, our ongoing business may be adversely affected for example:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•
we may experience negative reactions from our business partners and employees;
•
we will be required to pay certain costs relating to the Acquisition, including financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Acquisition is completed;
•
the market price of our Common Stock could decline to the extent that the current market price reflects a market assumption that the Acquisition will be completed; and
•
matters relating to the Acquisition (including diligence, proceedings in the Chapter 11 Cases and transition planning) will require substantial commitments of time and resources by management and other key employees, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

The consideration payable under the Asset Purchase Agreement is fixed and will not be adjusted based on our performance.

Under the Asset Purchase Agreement, the total aggregate consideration payable by us consists of (i) approximately $3.4 million in cash (less the $0.3 million deposit made in connection with the signing of the Asset Purchase Agreement), (ii) 8,300,000 shares of the Company’s Common Stock, and (iii) a senior unsecured promissory note in an aggregate principal amount of approximately $6.2 million to be issued by 5E SVM (the “Promissory Note”). Pursuant to the Asset Purchase Agreement, the Company has guaranteed 5E SVM’s obligation to pay the cash consideration and certain of 5E SVM’s indemnification obligations to SVM and Nirma. The purchase price will not be adjusted for changes in the market price of our Common Stock or the economic performance of the Company or SVM. If the market price of our Common Stock increases or the economic performance or outlook of the assets to be acquired declines, the consideration will not be adjusted to account for any such changes or any effective increase or decrease in the value of the consideration issued or paid to SVM under the Asset Purchase Agreement.

The Acquisition will involve substantial costs.

We have incurred and expect to incur substantial non-recurring costs associated with the Acquisition, many of which have been and will be incurred regardless of whether the Acquisition is consummated.

The combined company will also incur significant restructuring and integration costs in connection with the integration of our existing operations with the operations of the SVM Assets and the execution of our business plan, including costs relating to formulating and implementing integration plans and eliminating duplicative costs, as well as potential employment-related costs. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either us or the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Acquisition and subsequent integration. We have assumed that a certain level of expenses will be incurred to integrate the Company and the operations of the SVM Assets and we continue to assess the magnitude of such expenses. Many of these expenses are, by their nature, difficult to estimate accurately and there are many factors beyond our control that could affect the total amount of such expenses and the timing of their incurrence. The net benefit we expect from the elimination of duplicative costs, as well as the realization of strategic benefits, additional income, synergies and other efficiencies in offsetting integration-related costs over time may not be achieved in the near term, or at all.

Furthermore, the Company, SVM and the California Air Resources Board (“CARB”) reached a global settlement resolving CARB’s claims relating to SVM’s pre-Closing operations under the CARB Programs (as defined in the Sale Order), including the cap-and-invest regulation and mandatory reporting regulation. The Sale Order is anticipated to provide that the SVM Assets are to be transferred free and clear of all pre-Closing CARB claims and interests (the “CARB Claims and Interests,” as defined in the Sale Order), and CARB will be permanently barred from asserting any such claims against 5E SVM, the Buyer Group (as defined in the Sale Order) or the Transferred Assets (as defined in the Sale Order). At Closing, SVM will surrender all of its currently held compliance instruments to CARB in satisfaction of SVM’s post-petition, pre-Closing obligations under the CARB Programs. Following the Closing, CARB will treat the facilities acquired by 5E SVM as new facilities, with a new ARB ID and a new compliance instrument tracking system account, and CARB will not true up or reduce 5E SVM’s allowance allocations on the basis of allocations received by SVM pre-Closing. CARB has agreed not to appeal the Sale Order. However, the Sale Order may be subject to appeal by other parties. Other governmental authorities may also challenge the scope of the free-and-clear protections contained in the Sale Order or take actions in the future that are inconsistent with such protections. If such challenges are successful, 5E SVM could face material additional environmental compliance costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

In addition, following the Closing, 5E SVM will be subject to prospective CARB compliance obligations as the owner and operator of the SVM Assets. Such obligations will include the obligation to acquire and surrender compliance instruments to cover the greenhouse gas emissions resulting from the operation of the SVM Assets. Such costs could be material and are difficult to predict, because they will depend on the quantity of future greenhouse gas emissions that our business releases and other factors outside of our control, for example, the quantity, if any, of free compliance instruments received from CARB and the future costs of each compliance instrument that needs to be acquired on the market, which is required to increase each year under the cap-and-invest regulation.

Our stockholders may not realize a benefit from the Acquisition commensurate with the ownership dilution they will experience in connection with the Acquisition.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Acquisition, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the Acquisition.

SVM is currently not a U.S. public reporting company and the obligations associated with integrating the operations related to the SVM Assets into a public company may require significant resources and management attention.

SVM is a private company that is not subject to public company reporting requirements and does not have accounting personnel specifically employed to review internal controls over financial reporting. As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal control over financial reporting in connection with our annual report. The operations of the SVM Assets will be required to be included in the scope of our internal control over financial reporting in the annual report to be filed with the SEC for the fiscal year following the fiscal year in which the Closing occurs and thereafter, which will require us to make and document significant changes to our internal controls over financial reporting. Integrating these operations into our current compliance and accounting system and disclosure controls and procedures may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Furthermore, the need to establish the necessary corporate infrastructure to integrate these operations may divert management’s attention from implementing our growth strategy. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to bring the SVM business into compliance with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses. These additional obligations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We anticipate our indebtedness will increase upon completion of the Acquisition and may have the effect of heightening other risks we now face.

Upon completion of the Acquisition, we will have additional indebtedness and will be subject to increased risks associated with debt financing. The Closing is conditioned upon our receipt of $10.0 million in senior secured bridge financing from Nirma or its designated subsidiary (the “Bridge Facility”), which will be secured by substantially all of 5E SVM’s assets, guaranteed by the Company and accrue interest at a rate of 8.00% per annum, which will accrue and be payable in-kind and capitalized quarterly to the principal amount thereof. A portion of the Bridge Facility will be funded upon the Closing, with the remaining amount to be funded post-Closing upon satisfaction of specified conditions, and the Bridge Facility will mature 270 days after the Closing. The Bridge Facility will also include a $1.0 million transaction fee, which will be due at maturity. In addition, we will issue the Promissory Note as consideration, which will accrue interest at 14.5% per annum, payable in-kind and capitalized quarterly, will require a cash payment of approximately $1.2 million on the 24-month anniversary of its issuance date and will otherwise mature on the fifth anniversary of its issuance date.

Our increased indebtedness could have important consequences to holders of our Common Stock, including:

•
increasing our vulnerability to general adverse economic and industry conditions;
•
limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•
requiring the use of cash or other resources to repay the principal amounts and accrued interest at maturity, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;
•
limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•
putting us at a disadvantage compared to our competitors with less indebtedness.

In addition, under the Asset Purchase Agreement, we are required to post replacement surety bonds, letters of credit and other forms of financial assurance, and to substitute ourselves for SVM and Nirma with respect to all existing guarantee and indemnity obligations relating to the acquired business, within 12 months following the Closing. The cost and availability of such financial assurance instruments is not guaranteed, and our failure to post them within the required timeframe could result in regulatory consequences or the loss of permits necessary to operate the acquired business. In addition, under the terms of the Bridge Facility, the amount of any draw on the letters of credit maintained by SVM or Nirma in support of such obligations, and the face amount of any such letters of credit that remain outstanding 12 months after the Closing, will be added to the outstanding principal amount of the Bridge Facility.

The SVM Assets are being acquired on an “as is, where is” basis in a sale under section 363 of the Bankruptcy Code, and we will have limited or no post-closing recourse against SVM.

5E SVM is acquiring the SVM Assets on an “as is, where is” basis. The representations, warranties and pre-Closing covenants of SVM contained in the Asset Purchase Agreement will not survive the Closing of the Acquisition (other than in the case of intentional fraud), and the Asset Purchase Agreement does not provide for indemnification by SVM in favor of 5E SVM for any breach thereof. Covenants that by their terms contemplate performance after the closing will survive in accordance with their terms. As a result, following the Closing, we will have limited or no recourse against SVM with respect to the condition of the SVM Assets or any undisclosed liabilities, and we will bear the risk of any defects, deficiencies or liabilities associated with the SVM Assets that are not expressly covered by the Excluded Liabilities.

Although the SVM Assets are expected to be transferred free and clear of liens, claims and encumbrances pursuant to section 363 of the Bankruptcy Code, certain environmental, reclamation and regulatory obligations applicable to 5E SVM as the post-Closing owner and operator of the SVM Assets are expected to be expressly preserved under the Sale Order. These obligations include, among others, compliance with environmental laws of general applicability, obligations under orders issued by the California Lahontan Regional Water Board with respect to SVM’s Argus, Westend and Trona production facilities, as well as decommissioning and reclamation obligations under federal law with respect to Bureau of Land Management leases. The scope and cost of these obligations may be significant and are not fully quantifiable at this time.

The Sale Order, once entered, will remain subject to appeal until the applicable appeal period has expired. Any reversal, modification or vacatur of the Sale Order on appeal could adversely affect the protections afforded to us in connection with the Acquisition, including the free-and-clear transfer of the SVM Assets and the protections against successor liability claims. We have relied upon the anticipated final and binding nature of the Sale Order and the protections expected to be afforded by sections 363(f) and 363(m) of the Bankruptcy Code in agreeing to consummate the Acquisition.

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

Key elements of our cybersecurity risk management program include but are not limited to the following:

Risk Assessment

We periodically conduct assessments of cybersecurity risks designed to help identify material risks from cybersecurity threats to our critical systems and information.

Cybersecurity Function

Our cybersecurity function is managed by our Chief Financial Officer, who relies on retained third-party cybersecurity consultants to carry out cybersecurity risk assessments, implement and monitor security controls, and coordinate incident response. We do not maintain a dedicated internal cybersecurity staff, which is consistent with our size and operating model.

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

Third-Party Risk Management

We have implemented a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile. This process may include review of vendors’ certifications or attestations, review of vendors’ system and organizational controls reports, and contractual requirements relating to data protection and incident notification, calibrated to the sensitivity of the data or systems involved.

Artificial Intelligence Risk Management

We have adopted an AI use policy that governs the use of AI Technologies by our employees and contractors. The policy is designed to address risks associated with AI use, including data privacy, information security, output accuracy, and appropriate human oversight. Our Chief Financial Officer is responsible for oversight of the policy’s implementation, with periodic review to reflect developments in AI Technologies and applicable regulatory guidance.

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

Recognizing the importance of cybersecurity to the success and resilience of our business, the Board of Directors considers cybersecurity to be an important aspect of corporate governance. To facilitate effective oversight, our Chief Financial Officer holds discussions on cybersecurity risks and the effectiveness of cybersecurity measures including in response to emerging cybersecurity risks and developments.

Our management team, including the Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Given the size of the Company, we do not employ individuals with significant experience and relevant backgrounds in information security, cyber risk management, and cyber incident response. However, we contract with third-party vendors who have these backgrounds. Our third-party cybersecurity consultants hold relevant professional certifications and have experience in cybersecurity risk management and incident response for companies of similar size and complexity, and our Chief Financial Officer relies on the expertise provided by these third parties in carrying out his cybersecurity responsibilities.

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

Item 2. Properties

Our principal executive offices are located at 9329 Mariposa Road, Suite 210, Hesperia, California 92344.

Information relating to our mining operations can be found in Part I, Item 1. Business of this Annual Report, under the section titled “Properties.”

Item 3. Legal Proceedings

Except as disclosed in Note 14-Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 of this Annual Report, as of the date of this filing, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time become subject to various claims, legal proceedings, governmental inspections, audits, or investigations arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure you that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Mine Safety Disclosures

Not applicable as we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Common Stock is currently listed on Nasdaq under the symbol “FEAM.”

Holders

The closing price of our Common Stock on September 16, 2026 was $1.76 per share. As of that date, there were 109 holders of record of our Common Stock according to Computershare Trust Company, N.A. The actual number of stockholders is greater than these numbers and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. These numbers of active holders of record also do not include holders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be subject to the discretion of the Board of Directors.

Unregistered Sale of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the years ended June 30, 2026 and 2025. This MD&A should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, the accompanying notes thereto and other financial information included in this Annual Report on Form 10-K (the “Annual Report”). Except for historical information, this MD&A contains various forward-looking statements that involve risks, uncertainties and assumptions and other important factors and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Part I, Item 1A-Risk Factors” and under “Forward-Looking Statements”, as well as elsewhere in this Annual Report, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.” References within this MD&A to the “Company,” “we,” “our,” and “us,” refer to 5E Advanced Materials, Inc. and its subsidiaries.

Overview

5E Advanced Materials, Inc. is a development-stage company focused on becoming a vertically integrated global leader and supplier of refined borates and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and facilitate the domestic supply of critical materials. Our business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of borates, calcium-based co-products, and potentially other byproducts such as lithium carbonate, to downstream advanced boron material processing and development. Our vision is to safely process borates and other industrial minerals through responsible practices and a continuous improvement mindset. We hold 100% of the rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex located in southern California (the “Project”) through our wholly owned subsidiary 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation (“5E Boron Americas”)). Our Project is underpinned by boron reserves and lithium resource, with the boron being contained in a conventional boron mineral known as colemanite. Our facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency in 2022, and boron was added to the U.S. Department of the Interior’s 2025 Critical Minerals List on November 7, 2025. We currently operate our small-scale facility (the “SSF”) at the Project, which provides data and information necessary for us to ultimately establish a Commercial-Scale Facility (the “Commercial-Scale Facility”) at the Project.

We believe the Project represents one of the most compelling domestic critical material projects in the United States as a strategically located operation that targets stable long-term demand, with a defined pathway to production and a low-cost, high-margin and profitable financial profile.

Recent Developments

Pending Acquisition of Searles Valley Minerals Assets

On September 14, 2026, subsequent to our fiscal year end, we and 5E SVM entered into the Asset Purchase Agreement with SVM, pursuant to which 5E SVM agreed to acquire the SVM Assets in the Acquisition. For a description of the Asset Purchase Agreement, the SVM Assets, the Acquisition, the Chapter 11 Cases and related defined terms, refer to “Corporate History and Reorganization” in Part I, Item 1 of this Annual Report.

The consideration for the Acquisition consists of (i) approximately $3.4 million in cash (less the $0.3 million deposit paid in connection with the signing of the Asset Purchase Agreement), (ii) 8,300,000 shares of our Common Stock and (iii) the Promissory Note, in an aggregate principal amount of approximately $6.2 million, to be issued by 5E SVM, which will accrue paid-in-kind interest at a rate of 14.5% per annum, require a cash payment of approximately $1.2 million on the 24-month anniversary of its issuance and otherwise mature on the fifth anniversary of its issuance. We have guaranteed 5E SVM’s obligation to pay the remainder of the cash consideration at Closing and certain of 5E SVM’s indemnification obligations to SVM and Nirma. We have also agreed to register the resale of the shares of Common Stock issued in the Acquisition following the Closing.

The consummation of the Acquisition remains subject to customary conditions, including the condition that the Sale Order be entered and must not be subject to a stay, vacatur or reversal. The Closing is also conditioned upon our receipt of $10.0 million in senior secured bridge financing from Nirma or its designated subsidiary pursuant to the Bridge Facility. The Bridge Facility will be secured by substantially all of 5E SVM’s assets, guaranteed by us and will accrue paid-in-kind interest at a rate of 8.00% per annum. A portion of the Bridge Facility will be funded upon the Closing, with the remaining amount to be funded post-Closing upon satisfaction of specified conditions, and the Bridge Facility will mature 270 days after the Closing. The Bridge Facility will also include a $1.0 million transaction fee due at maturity. The Closing is also conditioned upon, with respect to the acquisition of the railroad assets of Trona Railway Company LLC, the receipt of any required authorization from the Surface Transportation Board; if such authorization has not been received at the time of Closing, the transfer of such railroad assets will be deferred until it is obtained. We expect the Closing to occur in early October 2026. Refer to “Risk Factors—Risks Relating to the Pending Acquisition” in Part I, Item 1A of this Annual Report for a discussion of the closing conditions, termination provisions and other risks relating to the Acquisition.

If the Acquisition is consummated, our capital requirements will increase, including the remaining cash consideration payable at Closing, our transaction costs and our working capital and operating requirements of the acquired business, and the Bridge Facility and the Promissory Note will increase our consolidated indebtedness. Refer to Note 17-Subsequent Events in the financial statements included in Part II, Item 8 of this Annual Report for additional information.

Updated Preliminary Feasibility Study, Technical Report Summary

In connection with the filing of this Annual Report, and included as Exhibit 96.1, we issued an updated Preliminary Feasibility Study (“PFS”) prepared in accordance with Regulation S-K 1300, which focuses on developing Phase 1 (130,000 short ton per annum boric acid plant) of our Fort Cady Project. We believe the PFS demonstrates a world-class resource, management’s firm understanding and direction for the business, which we believe can help position us to achieve profitability, generate cash flow, and reduce risk. The updates predominantly addressed SEC comments we received to revise our disclosures restated to our mineral resources to be inclusive and exclusive of reserves.

Due to the current favorable market backdrop and growing importance of critical materials, we continue to focus primarily on further defining our boron reserves, and to work towards developing our proposed Commercial-Scale Facility for the production of borates, calcium chloride and gypsum. A focus on boron extraction and related end markets is aligned with our mission to become a global leader in enabling industries addressing decarbonization, food security, national defense and production of domestic supply and our focus on high-value-in-use materials and applications.

The PFS was based upon converting approximately 17.5% of our total mineral resource and established approximately 5.1 MSTs of boric acid reserves with an average grade of 7.89% (B2O3) and an initial 37.5 year life of mine utilizing an in-situ leaching mining method. The PFS allows for optionality for future expansion phases to develop the remaining portions of our total resource and future endeavors into value added advanced boron derivatives.

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

While operations have been reduced and been limited, we will continue to operate the SSF in some capacity while we stage gate to FEL-3 engineering for Phase 1 of the commercial-scale complex. FEL-3 engineering is expected to provide the necessary estimates to publish a final feasibility study and reach a final investment and construction decision for Phase 1 of the proposed commercial-scale complex. Based upon progress to date, we are now targeting to reach initial commercial production from Phase 1 in calendar year 2030, but this target may not be achieved and is contingent upon progressing through FEED engineering by January 2027 and securing the necessary financing to commence construction in January 2028.

Although our PFS focused on Phase 1 of commercial production, we have retained optionality for Phase 2 and Phase 3, at which point full operation could include 450,000 short tons of boric acid.

Fiscal Year 2026 Highlights and Future Considerations

Operational Update

During fiscal year 2026, we continued to operate the SSF to generate the data, information and product necessary to advance the engineering of our proposed Commercial-Scale Facility and to support our customer qualification program. We continued to develop our wellfield during the year, including the drilling of horizontal sidetracks from two of our existing injection and recovery wells during the first fiscal quarter; as described below under “Wellfield,” we subsequently determined that these horizontal sidetracks were no longer accessible, although the program validated certain technical and operating parameters that we expect to inform our future wellfield design.

We advanced the development of higher-value, boron-derived materials. We produced a stable meta boric acid product, which achieved approximately 80% B2O3 equivalent content in our research and development activities, filed a provisional patent application with the U.S. Patent and Trademark Office (“USPTO”) relating to the production process, and continued larger-scale trials and customer sampling to support testing and qualification. We also commenced a ferroboron development program, engaging a dedicated technical lead to direct our research, development and trial programs and identifying two redox-based process routes for laboratory evaluation, with the goal of producing initial samples for evaluation by prospective end users. In August 2026, subsequent to our fiscal year end, we reported that independent X-ray diffraction analysis confirmed the formation of iron boride (Fe2B) in ferroboron samples processed at 1,300°C, with density-based analysis indicating conversion efficiency increasing from approximately 11% at 1,200°C to an average range of approximately 51% to 62% at 1,300°C. We have initiated testing at 1,400°C and are planning an approximately 500-gram batch with a third-party metallurgical processing partner as next steps toward process optimization and the production of samples for prospective customers. We have not entered into any definitive commercial agreements for meta boric acid or ferroboron, and any future commercialization remains subject to successful technical validation, customer qualification, intellectual property development, financing and other factors.

Also during fiscal year 2026, we filed an omnibus provisional patent application with the USPTO covering our proprietary closed-loop in-situ leach mining and production process, including claims relating to boric acid, gypsum, sodium chloride and management of metal impurities. We also filed provisional patents with the USPTO specifically related to our production process for boric acid, our gypsum production process, and the different modes of operation and controls based on the composition of our feed stream.

Commercial Strategy

During fiscal year 2026, we continued to advance our commercial strategy and customer qualification program for the Project. In August 2025, we completed our first international product shipment, delivering boric acid to a customer in Taiwan, which we believe demonstrated our ability to produce and deliver product meeting customer specifications. In March 2026, our senior management completed a customer roadshow involving 12 prospective customers across multiple end markets, including ceramics, insulation, ferroboron, biocidal and pesticidal applications and distribution, that included on-site facility tours and technical discussions regarding product specifications, logistics, qualification pathways and potential commercial structures. As a result of these engagements, multiple prospective customers requested proposals and indicative commercial terms.

In May 2026, we entered into a non-binding offtake heads of agreement with a domestic industrial customer for boric acid, providing for a ten-year term. Subsequent to the end of our fiscal year, we entered into a non-binding indication of interest with a domestic industrial end-user for boric acid and gypsum, contemplating a five-year term, and separately entered into two non-binding offtake heads of agreement with chemical distributors for boric acid, each with an initial five year term and a renewal provision for an additional five years. We believe the progress in our commercial contracting arrangements represents an important step in our customer qualification and project financing readiness efforts and serves as a foundation toward the bankability of the Project. We have continued to engage with prospective customers and have received additional commercial interest, including requests for proposals and indicative terms. Other than the non-binding heads of agreement and indication of interest described above, we have not entered into any definitive offtake or other commercial agreements as a result of these activities, and there can be no assurance that these discussions will result in definitive agreements or on terms acceptable to us.

Lithium Preliminary Economic Assessment

In May 2026, we announced the results of a Preliminary Economic Assessment (the “PEA”) evaluating the potential recovery of lithium, in the form of lithium carbonate, as a byproduct from the Project. The PEA is preliminary in nature and is based on a lithium resource that has not been converted to mineral reserves; accordingly, there is no certainty that the results of the PEA will be realized.

We are continuing to evaluate the potential to recover lithium as a byproduct alongside our borates operations as part of our broader development, commercialization and financing strategy.

Wellfield

During July 2025, we drilled horizontal sidetracks from two of our existing vertical injection and recovery wells to evaluate the technical feasibility of deploying horizontal wells within the ore body and to perform further testing to validate that increased downhole heat improved the solubility of the ore. During the quarter ended March 31, 2026, we encountered difficulty with our fiberglass reinforced production tubing in our horizontal sidetracks that we drilled from our existing injection and recovery wells as we applied increasing temperature to our mining operations. In addition, downhole tubing and fiber optic equipment became lodged within one of our horizontal sidetrack wells, and the loss of wellbore continuity in the second sidetrack well led to the inability to access the horizontal portion of the well. Despite losing access to the horizontal portions of the wells, while they were operational, we validated technical and operating feasibility of horizontal wells, injection rates, geologic continuity of the main mineralized horizon, a more consistent head grade relative to vertical wells, and validated materials of construction and future completion designs.

Reduction in Workforce

During April 2026, we undertook a strategic reduction in workforce, which reduced our workforce by approximately one-third, consisting of both employees and contractors, with the goal of aligning our cost structure with our current operational and development priorities. We anticipate that this initiative will reduce our compensation costs by approximately $1.4 million in fiscal year 2027.

Financing Highlights

August 2025 Equity Offering

On August 21, 2025, we entered into an underwriting agreement to issue and sell an aggregate of 2,374,481 shares of our common stock, par value $0.01 per share (“Common Stock”) at a price of $3.50 per share (the “August 2025 Equity Offering”). The August 2025 Equity Offering closed on August 25, 2025, and resulted in aggregate net proceeds of approximately $7.4 million after deducting underwriting discounts and commissions, and other offering expenses paid by us. As part of the August 2025 Equity Offering, BEP Special Situations IV LLC (“Bluescape”) and Ascend Global Investment Fund SPC, for and on behalf of Strategic SP (“Ascend”), together with Meridian Investments Corporation (“Meridian”), each purchased 100,000 shares of our Common Stock at $3.50 per share, a price per share equal to other investors who purchased shares of the Company’s Common Stock in the transaction. Refer to Note 10-Equity to the financial statements included in Part II, Item 8 of this Annual Report for additional details.

December 2025 Warrant Exercise

On December 4, 2025, each of Bluescape, Meridian and Ascend each exercised in full the warrants to purchase shares of our Common Stock that had been issued to them in connection with our March 2025 debt restructuring (the “Restructuring Warrants”), with 10% exercised on a cash basis, and the remaining 90% on a cashless basis (the “December 2025 Warrant Exercise”). In connection with these exercises, we issued an aggregate of 1,067,296 shares of our Common Stock and received approximately $2.0 million in cash proceeds. Following the exercises, no Restructuring Warrants remained outstanding. Refer to Note 10-Equity to the financial statements included in Part II, Item 8 of this Annual Report for additional details.

February 2026 Equity Offering

In February 2026, we completed the issuance and sale of an aggregate of 18,000,000 shares of our Common Stock at a price of $2.00 per share (the “February 2026 Equity Offering”). The February 2026 Equity Offering resulted in aggregate net proceeds of approximately $33.2 million after deducting placement agent fees and other offering expenses paid by us. As part of the February 2026 Equity Offering, Bluescape purchased 4,000,000 shares of our Common Stock at $2.00 per share, the same price per share paid by other investors in the offering. Refer to Note 10-Equity to the financial statements included in Part II, Item 8 of this Annual Report for additional details.

Financing Transactions — Liquidity Considerations and Going Concern

As a pre-revenue development-stage company, we are dependent on debt and equity financing transactions to fund our continued development and operational activities. While we have continued to execute a number of financing transactions, as described under the heading Financing Highlights above, each of which improved our cash position, we continue to operate under a business plan that includes reductions in certain spending, and we will need additional financing to maintain our operations and carry out our planned business objectives. In addition, if the pending Acquisition described under Recent Developments above is consummated, our capital requirements will increase. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management’s control as of the date of this Annual Report. Therefore, there exists substantial doubt regarding our ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Refer to the “Going Concern” discussion within Note 1-Description of Company and Summary of Significant Accounting Policies of the financial statements included in Part II, Item 8 of this Annual Report for additional details.

Export-Import Bank of the United States (“EXIM”) Financing Initiatives

In September 2024, we received a non-binding Letter of Interest (“LOI”) from EXIM. The LOI outlines the potential for the creation of a debt facility of up to $285 million (the “EXIM Loan”), which would be utilized for construction of Phase 1 of our proposed Commercial-Scale Facility. The potential debt funding package would carry a repayment tenor of up to 15 years under EXIM’s Make More in America Initiative, a part of a whole-of-government effort to strengthen America’s supply chains, support American jobs and boost America’s ability to compete with countries like China, especially in sectors critical to national security. We believe the LOI demonstrates a growing awareness and commitment by the U.S. government to securing an integrated boron supply chain.

In late January 2025, our executive management held meetings with representatives of EXIM in Washington, D.C., through which we gained deeper insights into the funding process requirements and expected timetables for EXIM’s loan programs, and provided EXIM with additional education on our Project.

We have not yet submitted a formal application to EXIM for the EXIM Loan. A final commitment, if any, must comply with EXIM’s policies and eligibility requirements, and will depend on meeting EXIM’s underwriting criteria, authorization process, and the finalization and satisfaction of terms and conditions. The LOI does not represent a funding commitment or an indication of financing or project viability, and there is no guarantee that we will secure the EXIM Loan.

In November 2025, we formally submitted an application to EXIM for a $10.0 million funding package (the “EMP Loan”) through EXIM’s Engineering Multiplier Program (“EMP”). The EMP is designed to finance feasibility studies, pre-construction design, engineering, architectural and environmental services undertaken prior to the commencement of the implementation phase of a physical project, for projects that are anticipated to generate additional exports of U.S. goods and services. We believe the Project and the remaining engineering work needed qualify for a loan under the EMP. We are in regular discussions with EXIM regarding the EMP Loan and continue to advance the application through EXIM’s review process. We view the EMP Loan as an opportunity to introduce EXIM to the Project and to help facilitate a more efficient process for the EXIM Loan contemplated by the LOI. There is no guarantee that the EMP Loan will be awarded.

On December 8, 2025, at our 2025 annual meeting of stockholders, our stockholders approved our entry into an agreement (the “Letter Agreement”) to issue to Bluescape and Ascend, or their respective affiliates (the “Guarantors”), warrants to purchase up to an aggregate of 2,816,346 shares of our Common Stock at an exercise price of $3.5507 per share (the “EXIM Warrants”), in connection with each Guarantor providing a guarantee or collateral package (the “Guarantee”) to EXIM as a condition of EXIM awarding the EMP Loan. On January 7, 2026, we and the Guarantors entered into the Letter Agreement, and we issued the EXIM Warrants. The EXIM Warrants vest and become exercisable only after the Guarantors provide the Guarantee to EXIM, and in an amount equal to the amount guaranteed by such Guarantor. However, the Company is under no obligation to secure any potential EMP Loan with the Guarantee and may pursue other options for security or collateral with EXIM. As of the date of this Annual Report, the EMP Loan has not been awarded and the Guarantee has not been provided; accordingly, the EXIM Warrants have not vested and no shares are issuable thereunder. Refer to Note 10-Equity to the financial statements included in Part II, Item 8 of this Annual Report for additional details.

Reverse Stock Split

On February 14, 2025, following stockholder approval, we effected a 1-for-23 reverse stock split (the “Reverse Stock Split”) of our Common Stock. All references to the number of shares and per share amounts of our Common Stock included in this Annual Report have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Australian Stock Exchange Delisting

Our Common Stock is listed on Nasdaq under the symbol “FEAM.” We previously maintained a listing on the Australian Stock Exchange (“ASX”) for our CHESS Depositary Interests (“CDIs”) under the symbol “5EA.” In connection with our voluntary delisting from ASX, trading in the CDIs was suspended on May 26, 2026, and we were removed from the official list of ASX on May 28, 2026. We established voluntary and compulsory sale facilities to facilitate the transition of holders of CDIs who did not elect to convert their CDIs into Common Stock or dispose of their CDIs on the ASX. The Voluntary Sale Facility closed on August 12, 2026, and the Compulsory Sale Facility commenced on August 14, 2026, and the final sales of shares of Common Stock sold under such Compulsory Sale Facility occurred on September 16, 2026. Following completion of the Compulsory Sale Facility process, and remittance of payments due thereunder, the CDI structure will be fully terminated.

Director Changes

On April 13, 2026, we appointed Jonathan Siegler to our Board of Directors as one of Bluescape’s designees, replacing Graham van’t Hoff in that designee capacity. Mr. van’t Hoff continues to serve as Chairman and a director. Mr. Siegler has significant experience in project finance, capital structuring, infrastructure development and transaction execution, which we believe will support the next phase of development and the prospective debt and equity financing for the proposed Commercial-Scale Facility.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Year Ended June 30,		Variance
	2026	2025	$	%
	(in thousands)
COSTS AND EXPENSES
Project expenses	$5,171	$4,999	$172	3%
Small-scale facility operating costs	3,075	4,330	(1,255)	(29%)
General and administrative	12,103	14,443	(2,340)	(16%)
Impairment expense	1,608	—	1,608	N/A
Depreciation and amortization expense	21,362	19,947	1,415	7%
Total costs and expenses	43,319	43,719	(400)	(1%)
LOSS FROM OPERATIONS	(43,319)	(43,719)	400	(1%)
NON-OPERATING INCOME (EXPENSE)
Interest income	444	103	341	*
Other income	—	7	(7)	(100%)
Gain (loss) on extinguishment of debt	—	17,333	(17,333)	(100%)
Derivative gain (loss)	—	1,357	(1,357)	(100%)
Interest expense	(18)	(6,455)	6,437	(100%)
Other expense	(15)	(2)	(13)	*
Total non-operating income (expense)	411	12,343	(11,932)	(97%)
Income tax expense (benefit)	—	179	(179)	(100%)
NET INCOME (LOSS)	$(42,908)	$(31,555)	$(11,353)	36%

* Represents a percentage change greater than ± 300%

Comparison of the years ended June 30, 2026 and 2025

Project expenses

Project expenses include drilling, site preparation, engineering (excluding amounts eligible to be capitalized), testing and sampling, development and testing of our wellfield, hydrology, permits, property taxes, surveys, certain consultants, certain insurance costs, environmental remediation unrelated to our operations to satisfy permit requirements and other expenses associated with further progressing our Project. For the year ended June 30, 2026, Project expenses increased $172 thousand, or 3%, versus the prior fiscal year. The increase was primarily the result of an increase in development costs associated with our commercial wellfield design and testing program ($1.0 million). This increase was offset, to a lesser extent, by decreases in (i) site-related costs ($0.6 million), and (ii) insurance costs ($0.2 million).

Small-scale facility operating costs

Small-scale facility operating costs consist of raw materials, salaries and benefits for employees that are directly responsible for the operation of the SSF and wellfield, and maintenance and upkeep related to the SSF. For the year ended June 30, 2026, Small-scale facility operating costs decreased $1.3 million, or 29%, versus the prior fiscal year. The decrease was primarily the result of decreases in: (i) salaries and benefits for our employees directly responsible for operating the SSF due to a reduction in headcount between periods ($0.8 million), (ii) decreased utilization of raw materials necessary to operate the SSF and produce boric acid and other byproducts ($0.3 million), and (iii) maintenance, upkeep and other costs incurred for the operation of the SSF ($0.2 million).

General and administrative expenses

General and administrative expenses include professional fees, costs associated with marketing, on-going SEC and public company costs, public relations, rent, salaries for administrative personnel, share-based compensation, corporate insurance, certain consultants, investor relations and other expenses. For the year ended June 30, 2026, general and administrative expenses decreased $2.4 million, or 16%, versus the prior fiscal year. The decrease was primarily due to decreases in: (i) professional fees, primarily as a result of incurring incremental legal and accounting fees in the prior fiscal year in connection with the March 5, 2025 transaction which extinguished all of our convertible notes in exchange for equity interest in the Company (the “Exchange Transaction”) as well as higher contract accounting service costs in the prior year (combined impact of $0.8 million), (ii) incentive compensation expense, inclusive of share-based compensation and cash incentives, which was partially due to prior year share-based compensation being elevated by the acceleration of certain equity awards in connection with certain employee severance agreements ($0.7 million), (iii) corporate insurance costs ($0.6 million), (iv) other miscellaneous cost-cutting measures across the organization ($0.4 million), (v) severance related costs ($0.2 million), and (vi) decrease in base employee compensation and benefits ($0.1 million). These decreases were offset, to a lesser extent, by an increase in investor relations and marketing costs ($0.4 million). For additional details regarding the Exchange Transaction, refer to Note 7-Debt and Note 10-Equity to the financial statements included in Part II, Item 8 of this Annual Report for additional details.

Impairment expense

During the third fiscal quarter of 2026, after the initial validation of the horizontal sidetracks we drilled from two of our existing injection and recovery wells, we encountered difficulty with our downhole fiberglass reinforced production tubing as we applied increasing temperature to our mining operations. In addition, downhole tubing and fiber optic equipment became lodged within one of the horizontal sidetrack wells, and the loss of wellbore continuity in the second sidetrack well led to the inability to access the horizontal portion of the well. Despite losing access to the horizontal portions of the wells, we validated the technical and operating feasibility of horizontal wells before failure, including injection rates, the geologic continuity of the main mineralized horizon, a more consistent head grade relative to vertical wells, and our materials of construction and future completion designs. The difficulties encountered with the horizontal sidetracks did not impact the previously existing vertical sections of the related wells. We determined that both horizontal sidetracks were fully impaired and had no remaining fair value, and accordingly, the remaining net book value of approximately $1.6 million associated with the horizontal sidetrack wells was written off to impairment expense during the year ended June 30, 2026. There was no comparable activity for the year ended June 30, 2025.

Depreciation and amortization expense

Depreciation and amortization relate to use of our SSF, injection and recovery wells, owned or leased vehicles, buildings and equipment and the accretion of our asset retirement obligations. For the year ended June 30, 2026, depreciation and amortization expense increased $1.4 million, or 7%, versus the prior fiscal year. The increase was primarily due to the combined effect of (i) our beginning to depreciate $2.1 million of costs incurred for the horizontal sidetracks we drilled from our existing injection and recovery wells during the quarter ended September 30, 2025, and prior to their impairment (refer to the discussion of Impairment expense above), and (ii) the reduction in the useful life of the injection and recovery wells from 5.0 years to 3.75 years to more closely align with our operational and development plans.

Interest income

Interest income is derived from the investment of our excess cash and cash equivalents and reclamation bond deposits in short-term (original maturities of three months or less) investments of highly liquid treasury bills, certificates of deposit and money market mutual funds. For the year ended June 30, 2026, interest income increased $341 thousand, versus the prior fiscal year. Such increase was primarily due to interest income earned on the remaining cash generated by the February 2026 Equity Offering, and to a lesser extent, interest earned on the reclamation bond deposit accounts.

Other income

Other income is primarily derived from the sale of scrap and other materials. For the year ended June 30, 2026, we did not recognize other income from the sale of scrap materials, versus $7 thousand recognized during the prior fiscal year.

Gain (Loss) on extinguishment of debt

The gain on extinguishment of debt incurred for the year ended June 30, 2025 resulted from the Exchange Transaction and the related extinguishment of all indebtedness owed by the Company under an amended and restated note purchase agreement. The Exchange Transaction was accounted for as a troubled debt restructuring. As a result, we derecognized the remaining principal, accrued interest and unamortized discount and debt issuance costs associated with the then outstanding convertible notes of $82.4 million (the “Convertible Notes”), and recognized the fair value of various equity interests issued to the former noteholders, less $5.0 million of proceeds received, at their fair value of $65.1 million. The difference in value between the Convertible Notes and the net fair value of equity interests issued resulted in a gain on extinguishment of debt of $17.3 million. For a complete description of the Exchange Transaction and related equity interests issued to the former noteholders, refer to the discussions in Note 7-Debt and Note 10-Equity in Part II, Item 8 of this Annual Report. There was no comparable activity for the year ended June 30, 2026.

Derivative gain

Derivative gain (loss) results from changes in the fair value of the embedded conversion features relating to degressive issuance provisions originally contained in a May 2024 amended and restated note purchase agreement and subsequently incorporated into and continued under a September 2024 amended and restated note purchase agreement. As a result, these conversion features were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative”). On December 31, 2024, upon the expiration of the degressive issuance conversion features, the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative expired and the remaining aggregate fair value of such derivatives of $3.6 million was transferred to additional paid-in capital. Refer to Note 7-Debt and Note 8-Convertible Note Derivatives to the financial statements included in Part II, Item 8 of this Annual Report for additional details. There was no derivative gain (loss) for the year ended June 30, 2026, as the June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative each expired on December 31, 2024, prior to the beginning of the period.

Interest expense

Interest expense primarily related to interest expense incurred on the Convertible Notes while such notes were outstanding and was net of amounts capitalized to construction-in-progress. We also recognized interest expense for the amortization of debt issuance costs and debt discounts on the Convertible Notes. In connection with the Exchange Transaction on March 5, 2025, all indebtedness owed by the Company under the then effective amended and restated note purchase agreement was extinguished and the recognition of interest expense ceased. For the year ended June 30, 2026, interest expense decreased $6.4 million versus the prior fiscal year. The decrease was due to the extinguishment of the Convertible Notes in March 2025 and the resulting cessation of interest expense thereon.

Other expense

Other expense relates to losses on foreign currency transactions, certain non-income related taxes and penalties. For the year ended June 30, 2026, other expense increased $13 thousand, versus the prior fiscal year. The increase was primarily due to increases in fines and penalties.

Income tax expense

Income tax expense relates to federal, state and foreign taxes levied on our income, subject to the applicable tax codes and regulations. For the year ended June 30, 2026, we did not recognize any income tax expense or benefit, compared to income tax expense of approximately $179 thousand for the year ended June 30, 2025. The prior-year income tax expense was primarily the result of cancellation of debt income recognized as a result of the Exchange Transaction, which was not eligible to be fully offset with accumulated net operating losses subject to limitation or exclusion from income under the applicable tax code. We have recorded a full valuation allowance against our net deferred tax asset.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had cash and cash equivalents of $19.5 million and working capital of $17.3 million compared to $3.8 million of cash and cash equivalents and a working capital deficit of $1.8 million as of June 30, 2025. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions.

Our predominant source of cash has been generated through equity financing from issuances of our common stock and equity-linked securities, including our Convertible Notes. Since inception, we have not generated revenues, and as such, have relied on equity financing and equity-linked instruments to fund our operating and investing activities.

During fiscal year 2026, we completed the August 2025 Equity Offering, the December 2025 Warrant Exercise and the February 2026 Equity Offering, each aimed at strengthening our balance sheet and funding mining and SSF operations, wellfield development and the engineering of our proposed Commercial-Scale Facility. During fiscal year 2025, we completed an equity offering during August of 2024, issued the September 2024 Notes and the January 2025 Notes, completed the Exchange Transaction and the related out-of-court restructuring, and completed the March 2025 Subscription and the May 2025 Equity Offering. As a result of the Exchange Transaction in March 2025, all outstanding indebtedness under an amended and restated convertible note agreement was extinguished in exchange for equity interests in the Company, and the related minimum cash covenant was eliminated. Refer to Note 1-Description of Company and Summary of Significant Accounting Policies, Note 7-Debt and Note 10-Equity to the financial statements included in Part II, Item 8 of this Annual Report for additional details of these financing transactions.

A summary of our cash flows for the years ended June 30 follows.

	For the year ended June 30,		Variance
	2026	2025	$	%
	($ in thousands)
Net cash used in operating activities	$(19,040)	$(23,640)	$4,600	(19%)
Net cash used in investing activities	(7,622)	(1,969)	(5,653)	287%
Net cash provided by financing activities	42,276	24,549	17,727	72%
Net increase (decrease) in cash and cash equivalents	$15,614	$(1,060)	$16,674	(1573%)

Cash Flows Used For Operating Activities

Net cash used in operating activities for each of the above periods was primarily the result of general and administrative costs (exclusive of share-based compensation), costs incurred in furthering the Project, operating costs of the SSF, and the funding of reclamation bond accounts in satisfaction of certain permit requirements. During the year ended June 30, 2026, we used $19.0 million of cash for operating activities, a decrease of approximately $4.6 million or 19% compared to the comparable period in the prior fiscal year. The decrease in cash used in operations during the current period primarily results from decreases in General and administrative expenses, net of non-cash share-based compensation expense, Small-scale facility operating costs (refer to the discussion of year-over-year changes in General and administrative expenses and Small-scale facility operating costs within Results of Operations above for additional details), a reduction in contributions to fund reclamation bonds, as well as changes in working capital requirements (exclusive of cash balances), as compared to the prior year.

Cash Flows Used For Investing Activities

Our cash flows used for investing activities primarily relate to wellfield development activities (to the extent allowable to be capitalized), equipment purchases, stage 2 of our front-end loading (“FEL-2”) engineering and related vendor testing related to our Commercial-Scale Facility, advanced planning for stage 3 of our front-end loading (“FEL-3”) engineering program, and the payment of a settlement to a former construction contractor related to the construction of our SSF. During the year ended June 30, 2026, we used $7.6 million of cash for investing activities, an increase of approximately $5.6 million compared to the prior fiscal year. The increase in cash used in investing activities primarily resulted from the payment of an approximately $4.3 million settlement to a former construction contractor related to the construction of our SSF (refer to Note 4-Properties, Plant and Equipment, Net and Note 14-Commitments and Contingencies) and wellfield development activities, including the horizontal sidetracks we drilled from two of our existing injection and recovery wells. Net cash used in investing activities during the year ended June 30, 2025 primarily related to engineering services for FEL-2 engineering and related vendor testing for our Commercial-Scale Facility.

Cash Flows From Financing Activities

Our cash flows from financing activities primarily relate to equity and equity-linked financing transactions to fund our business and operations. Cash flows provided by financing activities for the year ended June 30, 2026 were the result of (i) approximately $7.4 million of net proceeds received from the August 2025 Equity Offering, (ii) approximately $2.0 million of net proceeds received from the December 2025 Warrant Exercise, and (iii) approximately $33.2 million of net proceeds received from the February 2026 Equity Offering. These net cash inflows were offset by (i) approximately $0.2 million of costs paid in connection with the May 2025 Subscription, and (ii) approximately $0.1 million of taxes paid upon the vesting and release of shares for equity awards.

Cash flows provided by financing activities for the year ended 2025 were the result of (i) approximately $3.0 million of net proceeds received from the August 2024 Equity Offering, (ii) approximately $5.5 million of net proceeds received from the issuance of Convertible Notes in September 2024, (iii) approximately $4.7 million of net proceeds received from the issuance of Convertible Notes in January 2025, (iv) approximately $4.9 million of net proceeds received from an equity subscription in March 2025, after recognition of the related costs and fees related directly to the issuance of the related equity instruments, (v) approximately $6.6 million of proceeds received from an equity offering in May 2025 (exclusive of amounts that remained payable as of June 30, 2025 and were paid in fiscal year 2026), and (vi) approximately $0.2 million of taxes paid upon the vesting and release of shares for equity awards.

Material Cash Requirements

Our material short-term cash requirements include general and administrative expenses including recurring payroll and benefit obligations for our employees, costs necessary to further the engineering of our proposed Commercial-Scale Facility, professional fees, operating costs for the SSF, Project related costs such as property taxes and insurance, payments under certain lease agreements and working capital needs. Our long-term material cash requirements from currently known obligations include future obligations to reclaim, remediate, or otherwise restore properties to a condition that existed prior to our operations, and $3.0 million of purchase order commitments for drilling, services and consultants related to our wellfield development program, raw materials for the operation of the SSF, engineering services and vendor testing related to the design of our proposed Commercial-Scale Facility, environmental testing and other corporate services. In addition, if the pending Acquisition described under Recent Developments above is consummated, we will be required to pay the remaining cash consideration of approximately $3.1 million at Closing, and 5E SVM will issue the Promissory Note in an aggregate principal amount of approximately $6.2 million. The Promissory Note will require a cash payment of approximately $1.2 million on the 24-month anniversary of its issuance, and the Bridge Facility, including the $1.0 million transaction fee, will be payable 270 days after the Closing. Refer to the “Construction in Progress,” “Asset Retirement Obligations,” “Accounts Payable and Accrued Liabilities,” and “Commitments and Contingencies” footnotes in the financial statements included in Part II, Item 8 of this Annual Report for more information on certain of these expenditures and obligations.

Future Capital Requirements and Going Concern

Over the next 12 months we have the following plans that will require additional capital:

•
Operate the SSF to provide the necessary data for our Commercial-Scale Facility, progress our customer qualification program through product samples and validate our wellfield design and operational plans;

•
Progress FEL-3, and the related detailed engineering and vendor testing;
•
Optimize wellfield design and operating plan in an effort to optimize future mining capital, construction capital and operational expenditures;
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

Although the August 2025 Equity Offering, the December 2025 Warrant Exercise and the February 2026 Equity Offering improved our cash position, and we continue to operate under a business plan that includes reductions in certain spending, we will need additional financing to maintain our operations and carry out our business objectives. Absent additional financing, we may no longer be able to meet our ongoing obligations, continue operations, or achieve the milestones outlined above.

In addition, on September 14, 2026, we and 5E SVM entered into the Asset Purchase Agreement described above under “—Recent Developments” and in Note 17-Subsequent Events in the financial statements included in Part II, Item 8 of this Annual Report. If the Acquisition is consummated, we will be required to pay the remaining cash consideration of approximately $3.1 million at Closing, and we expect to incur transaction costs and to fund the working capital and operating requirements of the acquired business, each of which will increase our capital requirements. Although the Closing of the Acquisition is conditioned upon our receipt of the $10.0 million Bridge Facility, only a portion of the Bridge Facility will be funded at Closing, with the remainder to be funded post-Closing upon satisfaction of specified conditions, and the Bridge Facility, including a $1.0 million transaction fee, will mature 270 days after the Closing. The closing of the Acquisition is subject to conditions that are not within our control, and the pending Acquisition was not considered a mitigating factor in our evaluation of our ability to continue as a going concern.

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

The receipt of any potential funding cannot be considered probable at this time because these plans are not entirely within our control as of the date of this Annual Report. Therefore, there exists substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Annual Report. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund our operations, we will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect our business, financial condition, results of operations, and prospects. Refer to the “Going Concern” discussion within Note 1-Description of Company and Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report for more information.

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

Related Party Transactions

Certain of our largest stockholders have been a significant source of financing in recent periods. As of June 30, 2026, each of Ascend and Bluescape beneficially owned more than 5% of our outstanding Common Stock and, together with Meridian, is considered a related party. During the year ended June 30, 2026, these related parties participated in several of the financing transactions that improved our cash position, including the August 2025 Equity Offering, the December 2025 exercise of outstanding warrants and the February 2026 Equity Offering. In each of the equity offerings, these related parties purchased shares at the same price per share as the other participating investors. In January 2026, we issued warrants to purchase up to $10.0 million of shares of our Common Stock to Bluescape and Ascend. Such warrants will be exercisable, if ever, upon such parties providing a guarantee for a potential $10.0 million funding package from the Export-Import Bank of the United States, and for a notional amount of Common Stock equal to the amount guaranteed by such party. The aggregate notional value of these warrants will not exceed $10.0 million, and the maximum number of shares issuable under all such warrants is 2,816,346.

We expect that these stockholders may continue to be a potential source of financing in future periods, although we are under no obligation, and these stockholders are under no obligation, to provide additional financing, and there can be no assurance that any such financing will be available. For additional information regarding these transactions, refer to Note 16-Related Parties in the financial statements included in Part II, Item 8 of this Annual Report.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and allocations that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ materially from those estimates. Our significant estimates and assumptions may include the estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, asset retirement obligations and share-based compensation. See Note 1-Description of Company and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 of this Annual Report for a full description of the critical accounting policies and estimates below, as well as other accounting policies and estimates we make. Below are the most significant policies we apply in preparing our financial statements, which also describe the most significant estimates and assumptions we make in applying these policies.

Asset Retirement Obligations

Our mining, exploration and development activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. We estimate these costs based upon internally generated information and information obtained from outside sources. These estimates are then inflated and discounted based on when the expenditures are expected to be incurred and recorded at fair value as an asset and corresponding liability on our consolidated balance sheet. Because these costs typically extend many years into the future, estimation is difficult and requires judgments that are subject to revisions based upon numerous factors, including inflation, changing technology and the political and regulatory environment in which we operate. Changes in cost estimates, discount rates, timing of abandonment activities or inflation, among others, could have a significant impact on our future results of operations or liquidity. We review our assumptions and estimates of future development and abandonment costs annually, or more frequently if circumstances change. See Note 5-Asset Retirement Obligations to our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Derivative Financial Instruments

We record derivative instruments on our consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. During the year ended June 30, 2025, we recognized two separate derivative instruments, each related to embedded conversion features associated with our Convertible Notes. The valuation methodology used as the basis of determining the amount allocated to the derivative instruments and the related derivative gains was a with-and-without methodology utilizing a binomial lattice model (Level 3). This model required the use of assumptions that were subjective, and had different assumptions been used, the resulting derivative gains and amount reflected as a discount to the respective Convertible Notes could have been materially different. See Note 8-Convertible Note Derivatives to our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Properties, Plant and Equipment

We record properties, plant and equipment at historical cost. Depreciation and amortization expense is provided in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value, whichever is shorter. There is inherent judgment applied in determining an assets useful life, particularly related to the useful life we have assigned to the SSF and its related injection and recovery wells since we do not have a historical basis of comparison for similar assets, and there are limited comparable projects to utilize in benchmarking. If different useful lives had been used, the resulting depreciation expense recognized may be materially different. We review our assumptions and estimates for the assigned useful lives annually, or more frequently if circumstances change. Expenditures for improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. See Note 4-Properties, Plant and Equipment, Net to our consolidated financial statements included in Part II, Item 8 of this Annual Report. Effective July 1, 2025, the estimated useful life of our injection and recovery wells was revised downward from 5.0 years to 3.75 years to align with our revised operational and development plans.

Impairment of Long-Lived Assets

The carrying amount of our long-lived assets is reviewed for impairment whenever events and circumstances indicate that such assets might be impaired. An asset is considered impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. During the year ended June 30, 2026, we recognized an impairment charge of approximately $1.6 million related to the horizontal sidetrack wells. Refer to Note 4-Properties, Plant and Equipment, Net to the financial statements included in Part II, Item 8 of this Annual Report for additional details.

Share-Based Compensation

We apply a fair value-based method of accounting for stock-based compensation, which requires recognition in the financial statements of the cost of services received in exchange for equity awards. Compensation expense is based on the fair value on the grant or modification date and is recognized in our financial statements over the vesting period with a corresponding increase in additional paid-in capital. We utilize the Black-Scholes option-pricing model to measure the fair value of stock options and our stock price on the date of grant for restricted stock units and performance based restricted stock units. See Note 11-Share-Based Compensation to our consolidated financial statements in Part II, Item 8 of this Annual Report for a full discussion of our stock-based compensation.

New Accounting Pronouncements and Requirements

See Note 1-Description of Company and Summary of Significant Accounting Policies and specifically the discussion under the heading Recently Issued and Adopted Accounting Pronouncements to our consolidated financial statements included in Part II, Item 8 of this Annual Report for a discussion of new accounting requirements and related status of our adoption. During the year ended June 30, 2026, we adopted ASU 2023-09, Improvements to Income Tax Disclosures, on a prospective basis. We are currently evaluating the impact of ASU 2024-03, Disaggregation of Income Statement Expenses, which is effective for us beginning with the July 1, 2027 annual reporting period, unless we choose to adopt such standard at an earlier date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 5E Advanced Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 5E Advanced Materials, Inc. and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company currently generates no revenue from operations and has incurred recurring losses from operations and will need to secure additional financing in the next twelve months to maintain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 17, 2026

We have served as the Company’s auditor since 2022.

5E ADVANCED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$19,450	$3,836
Prepaid expenses and other current assets	634	777
Total current assets	20,084	4,613
Mineral rights and properties, net	7,600	7,735
Construction in progress	3,497	3,050
Properties, plant and equipment, net	34,441	53,658
Reclamation bond deposits	2,196	1,532
Right of use asset	64	141
Other assets	101	—
Total assets	$67,983	$70,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,751	$6,352
Lease liabilities, current	68	81
Total current liabilities	2,819	6,433
Long-term debt, net	—	22
Lease liabilities	—	68
Asset retirement obligations	1,071	1,016
Total liabilities	3,890	7,539

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value; 360,000 shares authorized; 41,515 and 20,018 shares outstanding June 30, 2026 and June 30, 2025, respectively	415	200
Additional paid-in capital	338,142	294,546
Retained earnings (accumulated deficit)	(274,464)	(231,556)
Total stockholders’ equity	64,093	63,190
Total liabilities and stockholders’ equity	$67,983	$70,729

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended June 30,
	2026	2025
Operating expenses:
Project expenses	$5,171	$4,999
Small-scale facility operating costs	3,075	4,330
General and administrative	12,103	14,443
Impairment expense	1,608	—
Depreciation and amortization expense	21,362	19,947
Total operating expenses	43,319	43,719
Income (loss) from operations	(43,319)	(43,719)

Non-operating income (expense):
Interest income	444	103
Other income	—	7
Gain (loss) on extinguishment of debt	—	17,333
Derivative gain (loss)	—	1,357
Interest expense	(18)	(6,455)
Other expense	(15)	(2)
Total non-operating income (expense)	411	12,343

Income (loss) before income taxes	(42,908)	(31,376)

Income tax expense (benefit)	—	179
Net income (loss)	$(42,908)	$(31,555)

Net income (loss) per common share ― basic and diluted	$(1.43)	$(3.95)
Weighted average common shares outstanding ― basic and diluted	29,974	7,996

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(42,908)	$(31,555)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,362	19,947
Share-based compensation	1,183	2,099
Gain (loss) on extinguishment of debt	—	(17,333)
Common stock issued for services	71	—
Gain on convertible note derivatives	—	(1,357)
Impairment expense	1,608	—
Transaction costs incurred in troubled debt restructuring	—	(837)
Accretion of asset retirement obligations	99	80
Amortization of debt issuance costs and discount — convertible notes	—	1,095
Amortization of right of use asset	77	141
Interest earned on reclamation bond	(64)	(21)
Other	—	(4)
Change in:
Prepaid expenses and other current assets	143	1,136
Reclamation bond deposits	(600)	(1,200)
Accounts payable and accrued liabilities	33	4,169
Asset retirement settlements	(44)	—
Net cash used in operating activities	(19,040)	(23,640)

Cash Flows From Investing Activities:
Construction in progress	(1,179)	(1,941)
Properties, plant and equipment additions	(6,558)	(124)
Properties, plant and equipment disposals / refunds received	200	96
Other assets	(85)	—
Net cash used in investing activities	(7,622)	(1,969)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	40,391	9,642
Proceeds from warrant exercises	2,000	—
Proceeds from debt exchange transaction, net of issuance costs	—	4,891
Proceeds from issuance of convertible notes	—	11,000
Debt issuance costs	—	(764)
Proceeds from note payable	60	—
Payments on notes payable	(103)	(42)
Taxes paid for equity award vesting	(72)	(178)
Net cash provided by financing activities	42,276	24,549

Net increase (decrease) in cash and cash equivalents	15,614	(1,060)
Cash and cash equivalents at beginning of period	3,836	4,896
Cash and cash equivalents at end of period	$19,450	$3,836

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18	$3
Cash paid for taxes	$179	$—

Noncash Investing and Financing Activities:
Construction in progress transferred to properties, plant and equipment (Note 4)	$2,119	$—
Accounts payable and accrued liabilities change related to capital additions	(3,472)	180
Accounts payable and accrued liabilities change related to debt issuance costs	—	(271)
Accounts payable and accrued liabilities change related to equity issuance costs	(238)	238
Interest paid through issuance of additional convertible notes (Note 7)	—	7,441
Increase in asset retirement costs	—	141
Convertible note derivatives liability reclassification to equity (Note 10)	—	3,601
Net fair value of equity interest exchanged for convertible notes (Notes 7 and 10)	$—	$65,059

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	2,753	$28	$210,679	$(200,001)	$10,706
Shares issued for:
Cash, net of offering costs	2,254	22	7,880	—	7,902
Warrants, net of issuance costs	—	—	1,502	—	1,502
Shares issued in debt exchange:
Debt exchange, net of issuance costs	13,587	136	56,962	—	57,098
Common stock, net of issuance costs	1,408	14	4,362	—	4,376
Warrants, net of issuance costs	—	—	7,639	—	7,639
Vesting of restricted share units	16	—	(178)	—	(178)
Share-based compensation expense	—	—	2,099	—	2,099
Convertible note derivative liability reclassification	—	—	3,601	—	3,601
Net income (loss)	—	—	—	(31,555)	(31,555)
Balance at June 30, 2025	20,018	$200	$294,546	$(231,556)	$63,190
Shares issued for:
Issuance of common stock, net of offering costs	20,374	204	40,424	—	40,628
Issuance of common stock, warrant exercise	1,067	11	1,989	—	2,000
Issuance of common stock for services	20	—	71	—	71
Vesting of restricted share units	36	—	(71)	—	(71)
Share-based compensation expense	—	—	1,183	—	1,183
Net income (loss)	—	—	—	(42,908)	(42,908)
Balance at June 30, 2026	41,515	$415	$338,142	$(274,464)	$64,093

The accompanying notes are an integral part of these consolidated financial statements

5E ADVANCED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company and Summary of Significant Accounting Policies

Nature of Business

5E Advanced Materials, Inc. (“5E,” or the “Company”) is a development-stage company focused on becoming a vertically integrated global leader and supplier of refined borates and advanced boron derivative materials whose mission is to enable decarbonization, increase food security, and facilitate domestic supply of critical materials. The Company’s business strategy and objectives are to develop capabilities ranging from upstream extraction and product sales of borates, calcium-based co-products, and potentially other byproducts such as lithium carbonate, to downstream advanced boron material processing and development. The Company holds 100% of the rights through ownership and lode claims filed with the United States Bureau of Land Management in the 5E Boron Americas (Fort Cady) Complex (the “Project”) located in southern California through its wholly owned subsidiary 5E Boron Americas, LLC (formerly Fort Cady (California) Corporation (“5E Boron Americas”)). The Project is underpinned by a boron reserve and lithium resource, with the boron being contained in a conventional boron mineral known as colemanite. The Company’s facility was designated as Critical Infrastructure by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency in 2022, and boron was added to the U.S. Department of the Interior’s 2025 Critical Minerals List in 2025. The Company is currently operating its small-scale facility (the “SSF”) at the Project, which provides data, information and product necessary for the Company to ultimately establish a commercial-scale facility at the Project.

Reorganization Scheme

5E acquired all of the issued and outstanding shares of American Pacific Borates Limited (“ABR”), the Company’s Australian predecessor and wholly owned subsidiary, pursuant to a Scheme of Arrangement (“Scheme”) under Australian law, which was approved by ABR’s shareholders during 2021 and by the Federal Court of Australia on February 24, 2022. As part of the Scheme, 5E became the parent company of ABR and changed its place of domicile from Australia to the State of Delaware in the United States, effective on March 8, 2022.

In accordance with the Scheme, all ordinary shares of ABR were transferred to 5E and the Company issued to the shareholders of ABR either one share of its common stock, par value $0.01 (the “Common Stock”) for every ten ordinary shares of ABR or one CHESS Depositary Interest (“CDI”) for every one ordinary share of ABR, in each case, as held on the Scheme record date. Each CDI represented one-tenth of one share of Common Stock.

The Company’s Common Stock is listed on Nasdaq under the symbol “FEAM.” The Company previously maintained a listing on the Australian Stock Exchange (“ASX”) for its CDIs under the symbol “5EA.” In connection with the Company’s voluntary delisting from ASX, trading in the CDIs was suspended on May 26, 2026, and the Company was removed from the official list of ASX on May 28, 2026. The Company established voluntary and compulsory sale facilities to facilitate the transition of holders of CDIs who did not elect to convert their CDIs into Common Stock or dispose of their CDIs on the ASX. The Voluntary Sale Facility closed on August 12, 2026, and the Compulsory Sale Facility commenced on August 14, 2026, and the final sales of shares of Common Stock sold under such Compulsory Sale Facility occurred on September 16, 2026. Following completion of the Compulsory Sale Facility process, and remittance of payments due thereunder, the CDI structure will be fully terminated.

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

As a result of the Reverse Stock Split, at the Effective Time, every 23 shares of the Company’s issued and outstanding shares of Common Stock immediately prior to the Effective Time, were automatically converted, without any action on the part of the holder thereof, into one validly issued, fully-paid and non-assessable share of Common Stock, subject to the treatment of fractional shares as described below.

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

As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants to purchase shares of the Company’s Common Stock, and a proportionate adjustment was made to the number of shares issuable upon the vesting of all outstanding Restricted Stock Units and Performance Stock Units.

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
•
the issuance and sale by the Company of 1,408,173 shares of Common Stock to Ascend and Bluescape on March 13, 2025, at a price per share of $3.5507 (the “Subscription Price”) for aggregate net proceeds of approximately $4.9 million;
•
the issuance by the Company to Ascend and Bluescape of warrants on March 13, 2025 to purchase up to 5,632,692 shares of Common Stock, at a price per share equal to the Subscription Price (the “Restructuring Warrants”), which were ultimately exercised (refer to Note 10-Equity); and
•
the right of each of Ascend and Bluescape to designate two directors to serve on the Company’s Board of Directors (“Board”) for so long as such party beneficially owns 25% of the Company’s Common Stock and one director to serve on the Company’s Board for so long as such party beneficially owns 10% of the Company’s Common Stock.

As a result of the Exchange Transaction, Bluescape and Ascend became related parties of the Company. Refer to Note 16-Related Parties for additional information.

Going Concern

Management evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the consolidated financial statements are issued. In performing this analysis, management concluded there continues to exist substantial doubt regarding the Company’s ability to continue as a going concern.

As a pre-revenue development-stage company, the Company is dependent on debt and equity financing transactions to fund its continued development and operational activities. While the Company has continued to execute a number of financing transactions, as described in Note 7-Debt and Note 10-Equity, each of which have improved the Company’s cash position, and while the Company continues to operate under a business plan that includes reductions in certain spending, management anticipates the need for additional financing to maintain its operations and carry out its business objectives. In addition, as described in Note 17-Subsequent Events, on September 14, 2026, the Company and its newly formed, wholly owned subsidiary 5E SVM, LLC (“5E SVM”) entered into an Asset Purchase Agreement to acquire specified assets of Searles Valley Minerals Inc. and certain of its affiliates (the “Acquisition”). If the Acquisition is consummated, the Company’s capital requirements will increase, including the remaining cash consideration payable at closing, transaction costs and the working capital and operating requirements of the acquired business. The closing of the Acquisition is subject to conditions that are not within the Company’s control, and the pending Acquisition was not considered a mitigating factor in management’s evaluation of the Company’s ability to continue as a going concern. The receipt of potential funding cannot be considered probable at this time because these plans are not entirely within management’s control as of the date of these consolidated financial statements. Therefore, there exists substantial doubt regarding the Company’s ability to continue as a going concern. Even if additional financing is successfully consummated, available liquidity may still not be sufficient to eliminate the aforementioned substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital or generate cash flows necessary to fund its operations and business objectives, the Company will need to curtail planned activities, discontinue certain operations, or sell certain assets, which could materially and adversely affect its business, financial condition, results of operations, and prospects.

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

Basis of Consolidation

The consolidated financial statements comprise the financial statements of 5E and its wholly owned subsidiaries, ABR, and 5E Boron Americas. In preparing the consolidated financial statements, all intercompany balances and transactions, income and expenses and profit and losses resulting from intra-company transactions have been eliminated.

Concentrations of Risk

The Company maintains cash and cash equivalents across several financial institutions, including cash deposits at major commercial banks, investments in money market mutual funds (“MMMFs”) held with various financial institutions, and investments in United States Treasury bills. Cash deposits held at commercial banks may, at times, exceed insurance limits provided by the United States Federal Deposit Insurance Corporation. MMMFs and U.S. Treasury bills are not insured by the FDIC or any other government deposit insurance program. Management monitors the financial condition of the institutions holding the Company’s deposits, believes the Company is not exposed to significant credit risk with respect to any of these instruments, and the Company has not experienced any credit losses on its cash and cash equivalents.

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

Risks and Uncertainties

The Company is subject to a number of risks that its management believes are similar to those of other companies of similar size and industry, including but not limited to, the success of its exploration activities, need for significant additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, tariff and trade policy impacts on operating and construction costs, and dependence on key individuals. The Company currently generates no revenue from operations and will need to rely on raising additional capital or financing to sustain current and planned operations in the long term. There can be no assurance that management will be successful in its efforts to raise additional capital on terms favorable to the Company, or at all, or in management’s ability to adequately reduce expenses, if necessary, to maintain sufficient liquidity or capital resources. Refer to the Going Concern discussion above for additional details.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Items that are subject to such estimates and assumptions include, but are not limited to, estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, estimation of future costs, useful life, and discount rates used to calculate the asset retirement obligations (“ARO”), assumptions used to value the embedded conversion option of the Convertible Notes (while outstanding, as further defined and described in Note 7-Debt), impairment of long-lived assets, and fair value of stock-based compensation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.

Segment Information

The Company has evaluated how it is organized and managed and has identified only one reportable business segment, which is the development of the Project. There has been no change in the determination of the Company’s segment information in the current reporting period. All of the Company’s operations and assets are located in the United States. The operating results of the Company’s single reportable segment are evaluated by the Company’s Chief Executive Officer, who has been determined to be the Company’s Chief Operating Decision Maker (“CODM”), to make key operating decisions, such as the allocation of resources and the evaluation of operating segment performance. The primary measure of profit and loss evaluated by the Company’s CODM for its single reportable segment is consolidated net income. Consolidated net income, total assets, cash flows and all significant segment expense items are presented in the Company’s consolidated financial statements and notes to the consolidated financial statements. Total segment expenses as presented on the consolidated statement of operations equal the total expenses evaluated by the CODM.

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

Capitalized Interest

The Company capitalizes a portion of its interest expense incurred on its Convertible Notes (as further described and defined in Note 7-Debt). The amount capitalized is determined by multiplying the amount of interest expense incurred during the reporting period by the ratio of amounts capitalized to construction in progress with respect to the principal amount of Convertible Notes outstanding and is limited to actual interest costs incurred during the period. The accumulated construction in progress balances included in the capitalized interest calculation begin when the costs are incurred and end when the asset is either placed into service or written off. Capitalized interest costs are then depreciated over the life of the related asset.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy. The Company periodically reviews its inputs to confirm that the fair value level classification is appropriate. When transfers between levels occur, it is the Company’s policy to assume that the transfer occurred at the end of the period in which the change in circumstances that caused the transfer occurred.

The Company uses a Black-Scholes option valuation model to determine the grant date fair value of employee stock options which uses Level 2 inputs. See Note 11-Share-Based Compensation for a description of the inputs used. The Company uses a binomial lattice model to determine the fair value of its Convertible Notes and related Convertible Note Derivative, which used Level 2 and Level 3 inputs, respectively, while outstanding. The Convertible Notes were extinguished in March 2025 and the Convertible Note Derivatives expired on December 31, 2024; accordingly, there were no such instruments outstanding during the year ended June 30, 2026. See Note 7-Debt and Note 8-Convertible Note Derivatives, respectively, for a description of the inputs used.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity when acquired of three months or less. As of June 30, 2026 and 2025, cash and cash equivalents consisted of $19.5 million and $3.8 million, respectively, held across commercial bank deposit accounts, MMMFs, and United States Treasury bills, all with financial institutions or custodians in the United States.

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

In general, the amount of the initial recorded ARO and the costs capitalized will equal the estimated future costs to satisfy the abandonment obligation assuming normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using the Company’s credit adjusted risk-free rate. After recording these amounts, the ARO is accreted to its future estimated value and the original capitalized costs are amortized using the straight line method over the estimated life of the related asset. Accretion of the liability is included in project expenses in the statement of operations and the amortization of the original capitalized costs are included in depreciation and amortization expense in the Company’s statement of operations (See Note 2-Mineral Rights and Properties, Net and Note 5-Asset Retirement Obligations).

For activities that do not qualify for asset capitalization, the costs associated with the obligation are charged to expense. Environmental compliance costs related to maintaining the existing permits are expensed in the period incurred.

Certain asset retirement obligations are secured by surety bonds held for the benefit of the state of California or United States Environmental Protection Agency in amounts determined by applicable federal and state regulatory agencies. Reclamation bond deposits as of June 30, 2026 and 2025 were $2.2 million and $1.5 million, respectively.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, reclamation bond deposits, vehicle notes, and accounts payable and accrued liabilities. Management believes the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these instruments, due to their short-term nature, with the exception of the Convertible Notes and vehicle notes, approximate their carrying value. See Note 8-Convertible Note Derivatives for fair value information related to the Convertible Notes.

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

Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share includes certain adjustments to basic net loss per share for income and to common shares outstanding for common stock equivalents and convertible instruments. See Note 12-Earnings (Loss) Per Common Share for details of any such adjustments.

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

Legal costs incurred in connection with loss contingencies are generally expensed when incurred as general and administrative costs.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state, and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-09 effective June 30, 2026, and applied its provisions prospectively (refer to Note 15-Income Taxes, for additional information).

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective dates of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures, including the adoption date and transition method.

2. Mineral Rights and Properties, Net

The Company owns surface properties and the associated mineral rights for the Project. The Company has capitalized the cost of drilling water supply wells, which provide water for the Project.

Mineral rights and properties, net consisted of the following at the end of each period presented.

	June 30,	June 30,
	2026	2025
	(in thousands)
Mineral properties	$6,733	$6,733
Hydrology wells	547	547
Asset retirement cost, net of accumulated amortization of $201 and $66 as of June 30, 2026 and 2025, respectively(1)	320	455
Mineral rights and properties, net	$7,600	$7,735
(1)
Represents the carrying value of capitalized costs associated with asset retirement obligations, as discussed in Note 5-Asset Retirement Obligations.

3. Construction in Progress

Construction in progress represents the equipment which has been acquired and is not in use, costs incurred for design, engineering (including related vendor testing), construction, installation services in relation to the development of the Project, and any amounts of interest that have been capitalized related to such balances.

During fiscal year 2026, the Company drilled horizontal sidetracks from two of its existing injection and recovery wells and therefore transferred approximately $2.1 million of costs incurred, that were previously recorded as construction in progress to property, plant and equipment, inclusive of amounts capitalized as construction in progress related to injection and recovery wells as of June 30, 2025. The horizontal sidetrack wells were subsequently impaired. Refer to Note 4-Properties, Plant and Equipment, Net for additional details. As of June 30, 2026, the amounts that continue to be reported as construction in progress relate to costs incurred in connection with the proposed commercial-scale facility, and related interest capitalized thereon. The Company ceased interest capitalization upon the extinguishment of the Convertible Notes, refer to Note 7-Debt.

Construction in progress consisted of the following at the end of each period presented.

	June 30,	June 30,
	2026	2025
	(in thousands)
Engineering services and vendor testing	$3,412	$2,525
Injection and recovery wells	—	374
Buildings	—	66
Capitalized interest	85	85
Total construction in progress	$3,497	$3,050

4. Properties, Plant and Equipment, Net

During fiscal year 2026, the Company drilled horizontal sidetracks from two of its existing injection and recovery wells to evaluate the technical feasibility of deploying horizontal wells within the ore body, and also to perform further testing to validate that increased downhole heat improved solubility of the ore. Upon placing the horizontal sidetrack wells into service, the Company transferred approximately $2.1 million of costs incurred that were previously recorded as construction in progress to property, plant and equipment. During the third fiscal quarter of 2026, after the initial validation of the horizontal sidetrack wells, the Company encountered difficulty with our downhole fiberglass reinforced production tubing as we applied increasing temperature to our mining operations. In addition, downhole tubing and fiber optic equipment became lodged within one of the horizontal sidetrack wells, and the loss of wellbore continuity in the second sidetrack well led to the inability to access the horizontal portion of the well. The difficulties encountered with the horizontal sidetrack wells did not impact the previously existing vertical sections of the related wells. The Company determined that both horizontal sidetracks were fully impaired as a result of these difficulties and had no remaining fair value. Therefore, the remaining net book value of approximately $1.6 million associated with the horizontal sidetrack wells was written off to impairment expense during the 2026 fiscal year.

As discussed within Note 14-Commitments and Contingencies, during the third fiscal quarter of 2026, the Company and a former construction contractor that constructed the SSF entered into a settlement agreement to fully resolve the disputes among the parties. The Company had previously accrued $2.8 million for probable amounts owed under the construction contract, and upon settlement, recorded an additional $1.5 million to property, plant and equipment, which is being depreciated prospectively over the remaining useful life of the SSF.

Properties, plant and equipment, net consisted of the following at the end of each period presented.

	Depreciation	Estimated useful	June 30,	June 30,
Asset category	method	life (in years)	2026	2025
			(in thousands)
Land	N/A	—	$1,533	$1,533
Small-scale facility — plant	Straight-line	3.75	70,300	69,313
Injection and recovery wells	Straight-line	3.75(1)	6,134	6,134
Buildings	Straight-line	7-15	1,050	979
Vehicles	Straight-line	3-5	305	305
Other plant and equipment	Straight-line	5-10	817	754
			80,139	79,018
Less accumulated depreciation			(45,698)	(25,360)
Properties, plant and equipment, net			$34,441	$53,658
(1)
Effective July 1, 2025, the estimated useful life of the injection and recovery wells were revised downward from 5 years to 3.75 years to align with the Company’s revised operational and development plans.

The Company recognized depreciation expense of approximately $21.4 million and $19.9 million for the years ended June 30, 2026 and 2025, respectively. Included in depreciation expense was amortization related to asset retirement costs (refer to Note 2-Mineral Rights and Properties, Net) of approximately $135 thousand and $22 thousand for the years ended June 30, 2026 and 2025, respectively.

5. Asset Retirement Obligations

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of water monitoring, injection and recovery wells, surface reclamation and neutralization of the ore body at the end of mining operations.

The following table provides a reconciliation of the Company’s asset retirement obligations during the period presented.

Year ended
June 30, 2026
(in thousands)
Asset retirement obligation — beginning of period	$1,016
Accretion	99
Liabilities settled	(44)
Asset retirement obligation — end of period	$1,071

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at the end of each period presented.

	June 30,	June 30,
	2026	2025
	(in thousands)
Accounts payable - trade(1)	$579	$893
Accrued expenses	1,090	841
Accrued capital expenditures	115	3,529
Accrued payroll	945	866
Income taxes payable - federal	—	179
Current portion of debt	22	44
Accounts payable and accrued liabilities	$2,751	$6,352
(1)
Includes $55 thousand and $110 thousand related to capital expenditures as of June 30, 2026 and 2025, respectively.

7. Debt

Long-Term Debt

Long-term debt consisted of the following at the end of each period presented.

	June 30,	June 30,
	2026	2025
	(in thousands)
Vehicle notes payable	$22	$66
Total debt	22	66
Current portion of debt	22	44
Long-term debt	$—	$22

Interest Expense

Interest expense consisted of the following for each period presented.

	Year ended June 30,
	2026	2025
	(in thousands)
Convertible notes interest	$—	$5,441
Vehicle notes interest	2	4
Amortization of debt issuance costs and discount — convertible notes	—	1,095
Other interest	16	—
Gross interest expense	18	6,540
Less: amount capitalized to construction in progress	—	85
Interest expense, net of amounts capitalized	$18	$6,455

Effective interest rate — convertible notes(1)	N/A	13.2%

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

Convertible Notes - Background

In August 2022, the Company entered into a $60.0 million private placement of senior secured convertible notes (the “August 2022 Notes”) with Bluescape, which were secured by substantially all of the Company’s assets. The August 2022 Notes were subsequently amended and restated several times to transfer certain ownership of the debt to Ascend, to modify conversion terms, extend maturities, adjust interest provisions and issue additional tranches of notes to Bluescape and Ascend (together, the “Convertible Notes”). Interest on the Convertible Notes was payable semi-annually on February 15 and August 15 of each year, either in cash or through the issuance of additional notes. The agreement that governed the Convertible Notes, including the various amended and restated forms of such agreement (collectively, the “Amended and Restated Note Purchase Agreement”) also included various minimum cash covenants that were periodically waived and extended. Prior to fiscal year 2025, the Company issued an additional $6.0 million of convertible notes in substantially the same form and under the same terms as the then outstanding Convertible Notes (the “June 2024 Notes”) and elected to issue additional notes as payment for approximately $5.7 million of interest accrued on the Convertible Notes since their inception.

Convertible Notes - Fiscal Year 2025 and 2026 Activity

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

On January 14, 2025, the Company entered into a fourth amendment (“Amendment No. 4”) to the Amended and Restated Note Purchase Agreement and agreed, among other things, to issue and sell $5.0 million aggregate principal amount of new senior secured convertible notes in substantially the same form and under the same terms as the then outstanding Convertible Notes (the “January 2025 Notes”) to Bluescape and Ascend. Concurrently with the execution of Amendment No. 4, the Company entered into various agreements in contemplation of the Exchange Transaction, as discussed in Note 1-Description of Company and Summary of Significant Accounting Policies.

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

Convertible Notes – Conversion Terms

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

The conversion rate applicable to the June 2024 Notes and the September 2024 Notes was subject to adjustment if, after the issuance date of such notes and on or prior to December 31, 2024, the Company sold Common Stock or any other equity-linked securities in one or more transactions at an effective price per share that was less than the respective conversion price then in effect, subject to certain exemptions (a “Degressive Issuance”). In the event of a Degressive Issuance, the conversion rate applicable to the respective Convertible Notes was subject to adjustment based on the weighted average issuance price of the securities sold in such Degressive Issuance, as set forth in the Amended and Restated Note Purchase Agreement. As part of the August 2024 Equity Offering (as further described and defined in Note 10-Equity), a Degressive Issuance provision applicable to the June 2024 Notes resulted in an adjustment to the conversion rate applicable to the June 2024 Notes. A Degressive Issuance did not occur with respect to the September 2024 Notes prior to the expiration of such feature on December 31, 2024.

Convertible Notes – Derivatives

The Degressive Issuance feature associated with the June 2024 Notes and September 2024 Notes were deemed to be embedded derivatives requiring bifurcation and separate accounting as stand-alone derivative instruments (the “June 2024 Convertible Note Derivative” and “September 2024 Convertible Note Derivative,” respectively, and together, the “Convertible Note Derivatives”) through December 31, 2024. Refer to Note 8-Convertible Note Derivatives for additional details regarding the accounting and valuation techniques for the Convertible Note Derivatives.

The September 2024 Notes were initially recorded at their face amount of $6.0 million less debt issuance costs of $454 thousand and the fair value of the September 2024 Convertible Note Derivative, which was determined to be $1.6 million. Refer to Note 8-Convertible Note Derivatives for additional details.

Convertible Notes – Gain On Extinguishment

On March 5, 2025, the Company completed the Exchange, pursuant to which all outstanding Convertible Notes were exchanged for an aggregate 13,586,524 shares of the Company’s Common Stock, as described in more detail in Note 1-Description of Company and Summary of Significant Accounting Policies. The Exchange resulted in the termination of the Amended and Restated Note Purchase Agreement, the extinguishment of all related indebtedness, and the elimination of the associated minimum cash covenant.

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

8. Convertible Note Derivatives

The June 2024 Convertible Note Derivative and September 2024 Convertible Note Derivative, each which relate to the June 2024 Notes and September 2024 Notes, respectively, described in Note 7-Debt, were valued upon initial recognition and at each reporting period at fair value using a with-and-without methodology utilizing a binomial lattice model (a model which utilizes Level 3 fair value inputs). The significant assumptions used in the fair value model for the Convertible Note Derivatives on certain key dates include the following, with changes in volatility, debt rate and stock price having the most significant impact on the related fair values.

			September 16, 2024
	December 31, 2024		(September 2024 Notes)	June 30, 2024
Risk-free interest rate	4.4%		3.4%	4.5%
Volatility	60.0%		60.0%	50.0%
Debt rate	21.6% - 32.6%	(1)	23.7%	28.7% - 36.7%	(2)
Stock price per share	$14.72		$11.50	$27.83
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

9. Financial Instruments and Fair Value Measurements

At June 30, 2026, cash equivalents, trade and other payables, as well as vehicle notes approximated their fair value due to their short-term nature. The Company’s financial instruments also consist of environmental reclamation bonds which are invested in certificates of deposit and money market funds which are classified as Level 1. The Convertible Notes and Convertible Note Derivatives were classified as Level 2 and Level 3, respectively, while outstanding. The reconciliation of changes in the fair value of the Convertible Note Derivatives for the period outstanding can be found in Note 8-Convertible Note Derivatives.

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

Convertible Note Derivatives Reclassification

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

Debt Exchange Transaction

As further described in Note 1-Description of Company and Summary of Significant Accounting Policies and Note 7-Debt, the Exchange Transaction resulted in (i) the issuance of 13,586,524 shares of Common Stock issued in the Exchange for the termination of the Amended and Restated Note Purchase Agreement and the extinguishment of all indebtedness owed by the Company under the Amended and Restated Note Purchase Agreement, (ii) the issuance of 1,408,173 shares of Common Stock for an aggregate purchase price of $5.0 million in the March 2025 Subscription, and (iii) the issuance of Restructuring Warrants with a one-year term to purchase an aggregate 5,632,692 shares of Common Stock. For accounting purposes, and as described in Note 7-Debt, the Exchange Transaction was determined to constitute a single transaction accounted for as a troubled debt restructuring. As such, the equity interests issued in the Exchange Transaction were recognized in stockholders’ equity at fair value on their respective issuance dates, less issuance costs incurred, which were allocated based upon the relative fair value of the underlying equity interests. The table below summarizes the method by which fair value was determined, the fair value, the allocation of transaction costs incurred, and net amounts recognized in stockholders’ equity for each equity interest issued in the Exchange Transaction.

Equity Interest Issued / Transaction	Fair Value Method	Units	Fair Value per Unit	Fair Value (in thousands)	Transaction Costs Incurred	Amount Recognized in Equity
Common Stock / Exchange	Closing price	13,586,524	$4.26	$57,879	$(781)	$57,098
Common Stock / Subscription	Closing price	1,408,173	$3.15	4,436	(60)	$4,376
Warrants / Subscription	Black-Scholes	5,632,692	$1.37	7,744	(105)	$7,639
Total				$70,059	$(946)	$69,113

May 2025 Equity Offering

On May 12, 2025 and May 13, 2025, the Company entered into subscription agreements to issue and sell an aggregate of 1,984,709 shares of its Common Stock at a price of $3.55 per share (collectively, the “May 2025 Subscription”). In connection with the May 2025 Subscription, the Company also issued 37,042 shares of its Common Stock as an advisory fee. The May 2025 Subscription closed on May 15, 2025 and resulted in aggregate net proceeds to the Company of approximately $6.4 million after deducting fees and other offering expenses paid by the Company.

Shares Issued for Services

On July 15, 2025, the Company issued a total of 20,000 shares of Common Stock with a fair value on the issuance date of $3.55 per share to an investor in exchange for a market awareness campaign and various public and investor relations services. The shares were sold in a private offering to an investor that was acquiring the shares for its own account.

August 2025 Equity Offering

On August 21, 2025, the Company entered into an underwriting agreement to issue and sell an aggregate of 2,374,481 shares of its Common Stock at a price of $3.50 per share (the “August 2025 Equity Offering”). The August 2025 Equity Offering closed on August 25, 2025, and resulted in net proceeds of approximately $7.4 million after the recognition of underwriting discounts and commissions, and other offering expenses paid by the Company.

December 2025 Warrant Exercise

In connection with the Exchange Transaction, on March 13, 2025, and as further described in Note 1-Description of Company and Summary of Significant Accounting Policies, the Company issued Restructuring Warrants to purchase up to an aggregate of 5,632,692 shares of Common Stock, comprised of warrants to purchase up to 2,816,346 shares to Bluescape and warrants to purchase up to 1,408,173 shares to each of Meridian and Ascend. The Restructuring Warrants were immediately exercisable, had an exercise price of $3.5507 per share, and would expire on the first anniversary of the issuance.

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

EXIM Warrant Issuance

During November 2025, the Company formally submitted an application to the Export-Import Bank of the United States (“EXIM”) for a $10.0 million funding package (the “EMP Loan”) through EXIM’s Engineering Multiplier Program (“EMP”). The EMP is a program designed to finance feasibility studies, pre-construction design, engineering, architectural and environmental services undertaken prior to the commencement of the implementation phase of a physical project, for projects that are anticipated to generate additional exports of U.S. goods and services. The Company believes the Project and the remaining costs associated with the engineering work needed qualifies for a loan pursuant to the EMP program.

On December 8, 2025, at the Company’s 2025 annual meeting of stockholders, the Company’s stockholders approved the Company’s entry into an agreement (the “Letter Agreement”) to issue up to 2,816,346 warrants with an exercise price of $3.5507 to purchase up to $10.0 million shares of the Company’s Common Stock (the “EXIM Warrants”), to Bluescape and Ascend, or their respective affiliates (the “Guarantors”) in connection with each party providing a guarantee or collateral package (the “Guarantee”) to EXIM as a condition of awarding the EMP Loan. However, the Company is under no obligation to secure any potential EXIM Loan with the Guarantee and may pursue other options for security or collateral with EXIM.

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

As of the date these financial statements were issued, the EXIM Loan has not been awarded and the Guarantee has not been provided; accordingly, the EXIM Warrants have not vested and no shares are issuable thereunder. Because the EXIM Warrants contain a contingent vesting feature tied to a future event outside the Company’s control, no accounting recognition has been recorded as of June 30, 2026. If and when the EXIM Loan is awarded and the Guarantors provide the Guarantee, the Company will complete its accounting analysis at that time, including determination of the appropriate classification and measurement of the EXIM Warrants. If the EXIM Loan is never awarded or the Guarantee is never provided, the EXIM Warrants will expire without vesting and no accounting recognition will be required.

February 2026 Equity Offering

In February 2026, the Company completed the issuance and sale of an aggregate of 18,000,000 shares of its Common Stock at a price of $2.00 per share (the “February 2026 Equity Offering”). The February 2026 Equity Offering resulted in aggregate net proceeds of approximately $33.2 million after deducting placement agent fees, and other offering expenses paid by the Company.

Vesting of Equity Awards

During the years ended June 30, 2026 and 2025, the Company issued approximately 36 thousand shares and 16 thousand shares of its Common Stock upon the vesting of equity awards, respectively. The vesting events did not result in any cash proceeds to the Company.

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

11. Share-Based Compensation

2022 Equity Compensation Plan

The Company maintains the Amended and Restated 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (the “Incentive Plan”), which has been amended from time to time with Board and stockholder approval. As of June 30, 2026, the aggregate number of shares of Common Stock reserved for issuance under the Incentive Plan was approximately 1.4 million shares. As of June 30, 2026, approximately 390 thousand shares remained available for future grants.

The Incentive Plan authorizes the grant of stock options, restricted share units (“RSUs”), performance share units (“PSUs”), performance cash units and other equity-based awards to employees, directors and consultants. The Compensation Committee of the Board administers the Incentive Plan and determines the terms and conditions of each award, including exercise prices for stock options, which may not be less than the fair market value of the Company’s common stock on the date of grant. The Company issues new shares of Common Stock to satisfy stock option exercises.

Share-Based Compensation Expense

Share-based compensation expense is included in general and administrative expense and represents costs associated with RSUs, PSUs and options granted to directors, employees and consultants of the Company. Share-based compensation expense consisted of the following for the periods presented.

	Year Ended June 30,
	2026	2025
	(in thousands)
Share-based compensation expense — service based
ABR Employee share option plan	$—	$167
2022 Equity Compensation Plan — Options	613	185
2022 Equity Compensation Plan — PSUs	65	95
2022 Equity Compensation Plan — RSUs	505	1,652
Total share-based compensation expense	$1,183	$2,099

As of June 30, 2026, the Company had approximately $1.3 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that is expected to be recognized over a weighted average period of approximately 0.9 years.

Stock Options

All stock options outstanding prior to September 30, 2022 were granted under the predecessor parent company’s employee share option plan (the “ABR Employee Share Option Plan”). New option grants are made under the Incentive Plan and vest ratably over the vesting period, which is generally three years or less. The fair value of stock option awards granted to directors, officers, employees and/or consultants is estimated on the grant date using a Black-Scholes option valuation model. Volatility is determined using the Company’s historical stock price information. No stock option awards were granted during the year ended June 30, 2026.

The significant assumptions used to estimate the fair value of stock option awards granted during the year ended 2025, using a Black-Scholes option valuation model are as follows.

Year ended June 30,
2025
Exercise price	$6.72 - $29.21
Share price	$4.26 - $14.25
Volatility	99.2% - 108.0%
Expected term in years	2.8 - 4.0
Risk-free interest rate	3.4% - 4.1%
Dividend rate	Nil

The following table summarizes stock option activity for each of the periods presented.

	Year ended June 30,
	2026		2025
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of period	647	$18.31	174	$214.51
Granted	—	—	607	7.51
Expired/forfeited	(109)	43.89	(134)	223.39
Outstanding at end of period	538	13.10	647	18.31

Vested at the end of period	66	55.06	28	251.61
Unvested at end of the period	472	$7.30	619	$7.93

The weighted average remaining life of vested options as of June 30, 2026 and 2025, was approximately 3.7 years and 5.0 years, respectively. As of June 30, 2026 and 2025, the maximum expiration date for vested options was approximately 6.8 and 7.8 years, respectively.

As of June 30, 2026, there was approximately $0.9 million of unrecognized compensation cost related to 472 thousand unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 0.9 years. As of June 30, 2026 and 2025, the maximum expiration date for unvested options was approximately 2.9 and 3.9 years, respectively.

The following table summarizes the activity for unvested options for each of the periods presented.

	Year ended June 30,
	2026		2025
	Number of Options	Weighted Average Grant Date Fair Value per share	Number of Options	Weighted Average Grant Date Fair Value per share
	(In thousands, except per share data)
Unvested at beginning of period	619	$3.25	15	$41.12
Granted	—	—	607	2.98
Vested	(48)	4.56	(3)	141.22
Expired/forfeited	(99)	3.16	—	—
Unvested at end of period	472	$3.14	619	$3.25

As of June 30, 2026 and 2025, all outstanding stock options and vested stock options had no intrinsic value as the exercise prices of the respective options exceeded the Company’s stock price on such dates. There were no options exercised during the years ended June 30, 2026 and 2025.

Full Value Awards (Restricted Share Units and Performance Share Units)

The fair value of service-based and performance-based restricted stock units granted to directors, officers, employees and/or consultants is determined on the grant date by reference to the Company’s stock price on the grant date.

The following table summarizes RSU and PSU activity for each of the periods presented.

	Serviced-Based Shares	Weighted Average Grant Date Fair Value per Share	Performance- Based Shares		Weighted Average Grant Date Fair Value per Unit	Total Shares
	(In thousands, except per share data)
Non-vested shares/units outstanding at June 30, 2024	16.0	$58.95	4.1		131.68	20.1
Granted	64.8	7.29	19.8	(1)	11.62	84.6
Vested	(24.7)	31.41	—		—	(24.7)
Forfeited	(0.5)	13.60	(1.1)		76.66	(1.6)
Non-vested shares/units outstanding at June 30, 2025	55.6	11.36	22.8		$30.11	78.4
Granted	264.3	2.19	216.1	(2)	1.55	480.4
Vested	(56.5)	7.55	(0.4)		266.30	(56.9)
Forfeited	(16.1)	3.71	(36.2)		3.58	(52.3)
Non-vested shares/units outstanding at June 30, 2026	247.3	$2.93	202.3		$3.84	449.6
(1)
During the year ended June 30, 2025, approximately 19.8 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to September 1, 2026; 2) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 20%; 3) achievement of an enterprise value in excess of $200 million; and 4) achievement of an enterprise value in excess of $300 million. The determination of the percentage of shares that ultimately vest will be made on the three-year anniversary of the grant date based upon achievement of the performance targets over the period.
(2)
During the year ended June 30, 2026, approximately 216.1 thousand PSUs were granted, which based on the achievement of certain financial and operational targets, could vest within a range of 0% to 100%. The targets are 1) construction of the large-scale commercial facility commencing prior to June 30, 2027; 2) an approved final investment decision in the large-scale commercial facility at a modeled internal rate of return of 18%; and 3) the Company’s share price exceeding $8.80 per share. The determination of the percentage of shares that ultimately vest will be made on the three-year anniversary of the grant date based upon achievement of the performance targets over the period.

12. Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share includes certain adjustments to basic earnings per share for income and to common shares outstanding that could occur if RSUs, PSUs, stock options and convertible securities such as the Convertible Notes and warrants were exercised or converted into common stock. Diluted loss per share equals basic loss per share for the years ended June 30, 2026 and 2025, as the effect of including dilutive securities and adjustments to income in the calculation would be antidilutive, primarily because there was a net loss in such years. For a complete description of the terms of the Convertible Notes, warrants and outstanding equity awards, refer to Note 7-Debt, Note 10-Equity and Note 11-Share Based Compensation, respectively.

For the years ended June 30, 2026 and 2025, the following effects are excluded from the computation of dilutive loss per share as such effects would have an anti-dilutive effect.

	Year Ended June 30,
	2026	2025
	(in thousands)
Interest expense on convertible notes, net of amounts capitalized	$—	$6,451
Derivative gain (loss) — convertible note derivatives	$—	$1,357
Gain (loss on extinguishment of debt	$—	$17,333
Additional shares assuming conversion of convertible notes(1)	—	3,120
Additional shares assuming exercise of warrants(2)	3,280	6,096
Stock options, unvested restricted stock units and performance share units excluded due to anti-dilutive effect	987	725
(1)
Represents the shares that would have been issued if noteholders had elected to convert the Convertible Notes into shares of Common Stock based upon the principal and accrued interest balance and Conversion Rate applicable at the beginning of the respective period, or at the issuance date of such Convertible Notes, if later.

(2)
Inclusive of EXIM Warrants. Refer to Note 10-Equity for the terms of the EXIM Warrants.

13. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all of the Company’s employees that have attained the age of 21 and have completed three months of service to the Company. The Company matches employee deferrals 100% up to 4% and 50% up to 6% of an employee’s eligible earnings, subject to limitations imposed by the Internal Revenue Service. The Company’s contributions to this plan were $133 thousand and $107 thousand for the years ended June 30, 2026 and 2025, respectively.

14. Commitments and Contingencies

Purchase Obligations

As of June 30, 2026, the Company had purchase order commitments of approximately $3.0 million primarily for drilling, services and consultants related to the Company’s wellfield development program, raw materials for the operation of the SSF, engineering services and vendor testing related to the design of the proposed commercial-scale facility, environmental testing and other corporate services.

Litigation

Construction Services

On July 17, 2023, the Company filed a complaint (the “Complaint”) against a previous construction contractor in the United States District Court for the Central District of California, Eastern Division, alleging, among other things, breaches by the contractor of its contractual obligations to 5E Boron Americas under the Procurement and Construction Contract, effective April 26, 2022, relating to the construction of the SSF. On August 10, 2023, the contractor filed an answer to the Complaint and asserted counterclaims against 5E Boron Americas seeking relief of approximately $5.5 million.

On March 17, 2026, the parties executed a settlement agreement resolving all claims and counterclaims related to the matter, and the Company paid a settlement amount of approximately $4.3 million. The Company had previously accrued $2.8 million related to probable amounts owed under the construction contract and, upon approval of the settlement, recorded an additional $1.5 million to property, plant and equipment, which will be depreciated prospectively over the remaining useful life of the SSF. Refer to Note 4-Properties, Plant and Equipment, Net for additional details.

Mining Claims

On May 11, 2026, Elementis Specialties Inc. (“Elementis”) filed a complaint in the United States District Court for the Central District of California, Eastern Division, captioned Elementis Specialties Inc. v. 5E Advanced Materials, Inc. et al., Case No. 5:26-cv-02488, against the Company and its wholly owned subsidiary, 5E Boron Americas. The complaint alleges, among other things, claims for quiet title, trespass, declaratory relief, slander of title, and violation of California’s unfair competition law relating to certain federal unpatented mining claims in San Bernardino County, California. Elementis seeks declaratory and injunctive relief, quiet title, compensatory and consequential damages in an amount to be proven at trial, punitive damages, statutory penalties, attorneys’ fees, costs, and interest. The Company believes it has defensible claims, disputes the allegations, and intends to vigorously defend the matter. On July 31, 2026, the Company filed a counterclaim against Elementis seeking a declaration of the parties’ rights to maintain their respective mining claims. The matter is currently in the discovery stage. A jury trial date has been set for October 2027. Based on information currently available and management’s current assessment, the Company is unable to reasonably estimate possible damages or a range of possible damages and has not recorded an accrual related to this matter in the accompanying consolidated financial statements.

15. Income Taxes

The Company did not record a U.S. federal or state income tax benefit for losses incurred during the fiscal year ended June 30, 2026. However, the Company recorded U.S. current income tax expense in connection with the Exchange during the fiscal year ended June 30, 2025. The Company has concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in the recording of a full valuation allowance during those periods.

Domestic and foreign components of loss before income taxes for the years presented are as follows.

	Year ended June 30,
	2026	2025
	(in thousands)
United States	$42,908	$31,376
Australia	—	—
Total net loss	$42,908	$31,376

The provision for income taxes for the years presented are as follows:

	Year ended June 30,
	2026	2025
	(in thousands)
U.S. federal taxes:
Current	$—	$179
Deferred	—	—
U.S. state taxes:
Current	—	—
Deferred	—	—
Foreign state taxes:
Current	—	—
Deferred	—	—
Income tax expense	$—	$179

A reconciliation of the income tax expense for the year ended June 30, 2026 to the amount computed by applying the 21.0% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows.

	Year ended June 30, 2026
	($ in thousands)	(percentage)
Pre-tax book income/(loss)	$(42,908)

Provision at U.S. federal statutory rate	(9,011)	21.0%
State income taxes, net of federal benefit	—	0.0%

Change in valuation allowance	8,716	(20.3%)
Non-taxable or non-deductible items
Share-based compensation	114	(0.3%)
Other	39	(0.1%)
Other	142	(0.3%)
Effective tax rate	$—	0.0%

The following table presents a reconciliation of the United States statutory income tax rate for the year ended June 30, 2025 to the Company’s effective income tax rate.

Year ended
June 30, 2025
($ in thousands)
Loss before income taxes	$31,376
Statutory income tax rate	21.0%
Income tax benefit at statutory tax rates	$6,589
State income tax benefit (expense)	1,954
Share-based compensation	(2,083)
Cancellation of debt income	(2,898)
Other	(50)
Write-off of NOL due to Section 382 limitations	(9,017)
Change in valuation allowance	5,326
Income tax (expense) benefit	$(179)

Income Taxes Paid

Cash income taxes paid, net of refunds, for the year presented are as follows.

Year ended
June 30, 2026
($ in thousands)
Federal	$179
State	—
Income taxes paid, net of refunds	$179

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred taxes as of each date presented below are as follows.

	June 30,	June 30,
	2026	2025
	($ in thousands)
Deferred tax assets:
Net operating loss carryforward	$28,536	$21,516
Amortization of exploration expenditures	10,066	9,605
Share-based compensation	946	983
Depreciation	4,838	1,720
Interest Limitation Section 163(j)	1,243	1,704
Other deferred tax assets	623	259
Total deferred tax assets	46,252	35,787
Less: valuation allowance	(46,107)	(35,600)
Deferred tax assets, net of valuation allowance to offset	145	187
Deferred tax liabilities:
Capitalized interest	(24)	(23)
Other deferred tax liabilities	(121)	(164)
Net deferred tax assets	$—	$—

As of June 30, 2026, the Company had U.S. federal, state, and Australian net operating loss (“NOL”) carryforwards of $96.4 million, $71.5 million and $10.2 million, respectively. As of June 30, 2025, the Company had U.S. federal, state, and Australian NOL carryforwards of $67.7 million, $40.7 million and $14.6 million, respectively. U.S. net operating loss carryforwards for the periods arising before December 31, 2018 have a 20-year carryforward, the earliest of which could expire in 2037. The amount of the post-tax reform U.S. federal NOL generated after tax year 2017 of approximately $96.4 million, can be carried forward indefinitely. California net operating losses have a 20-year carryforward, the earliest of which could expire beginning in 2037. Australia net operating losses can be carried forward indefinitely.

The utilization of the Company’s net operating loss or tax attributes are subject to annual limitations in accordance with IRC section 382 and similar state provisions resulting from certain ownership changes that occurred. Such an annual limitation could result in the expiration of the attributes before utilization. The federal and state NOL carryforwards at June 30, 2025 have been reduced to reflect IRC section 382 ownership changes through June 30, 2025 and resultant inability to utilize a portion of the NOL prior to its expiration due to annual limitations. The net operating loss carryforwards reported as of June 30, 2026 reflect the impact of previously identified Section 382 limitations. No additional ownership changes that affected the Section 382 ownership analysis were identified through June 30, 2026.

The Company evaluates both the positive and negative evidence available to determine the realizability of its deferred tax assets. As of June 30, 2026 and 2025, the Company had a valuation allowance of $46.1 million and $35.6 million, respectively, of which both primarily relate to net operating losses and exploration costs.

Changes in the balance of the Company’s deferred tax asset valuation allowance for the periods presented are as follows:

	Year ended June 30,
	2026	2025
	($ in thousands)
Valuation allowance	$10,507	$(3,803)

The Company had no unrecognized tax benefits as of June 30, 2026 or 2025. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision, if applicable. The Company has not recognized any interest or penalties in the periods presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction, California and Australia. Tax years 2022 and forward remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes changes to U.S. tax law applicable to the Company beginning in 2025. The impact of the OBBBA on the Company’s consolidated financial statements has been reflected in its current and deferred taxes, however, there was no material impact for the year ended June 30, 2026.

16. Related Parties

As of June 30, 2026, Ascend and Bluescape beneficially owned approximately 20.1% and 29.2%, respectively of the Company’s outstanding Common Stock and are therefore considered related parties. Additionally, pursuant to the Fourth Amended and Restated Investor and Registration Rights Agreement dated January 14, 2025, Bluescape and Ascend each have the right to designate two individuals to our Board, and we are required to appoint or nominate such persons to our Board. Each party may designate two directors for so long as it beneficially owns at least 25% of our Common Stock, reducing to one director for so long as it beneficially owns at least 10% of our Common Stock.

As described in Note 10-Equity, on August 21, 2025, the Company completed the August 2025 Equity Offering. As part of the August 2025 Equity Offering, Bluescape and Ascend, together with Meridian, each purchased 100,000 shares of our Common Stock at $3.50 per share, a price per share equal to other investors who purchased shares of the Company’s Common Stock in the transaction.

As described in Note 10-Equity, on December 4, 2025, the Company entered into the Warrant Amendments with Bluescape, Ascend and Meridian, and each exercised all of their outstanding Restructuring Warrants.

As described in Note 10-Equity, on January 7, 2026, the Company issued the EXIM Warrants to purchase up to $10.0 million of shares of the Company’s Common Stock to Bluescape and Ascend.

As described in Note 10-Equity, in February 2026, the Company completed the February 2026 Equity Offering. As part of the February 2026 Equity Offering, Bluescape purchased 4,000,000 shares of our Common Stock at $2.00 per share, a price per share equal to other investors who purchased shares of the Company’s Common Stock in the transaction.

17. Subsequent Events

Asset Purchase Agreement for the Acquisition of Searles Valley Minerals Assets

On June 15, 2026, Searles Valley Minerals Inc., Trona Railway Company LLC and Searles Domestic Water Company LLC (collectively, the “Sellers” and, each, a “Seller”) filed voluntary petitions for relief commencing cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), which are being jointly administered for procedural purposes only. On July 7, 2026, the Bankruptcy Court entered an order approving procedures to govern the sale process for certain assets of the Sellers (the “Bidding Procedures”), including, without limitation, the process for the submission of bids by prospective purchasers and the assumption and assignment of executory contracts and unexpired leases. On September 14, 2026, 5E SVM, LLC, a newly formed, wholly owned subsidiary of the Company (“5E SVM”), was selected as the successful bidder for specified assets of the Sellers.

On September 14, 2026, the Company and 5E SVM entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with the Sellers and the other parties named therein, including Nirma Limited (“Nirma”), the ultimate, indirect parent company of the Sellers. At a hearing held on September 15, 2026, the Bankruptcy Court approved the Acquisition under section 363 of the Bankruptcy Code. The order documenting the Bankruptcy Court’s approval of the Acquisition (the “Sale Order”) may be subject to a motion to stay, motion to vacate, or an appeal. Pursuant to the Asset Purchase Agreement, 5E SVM agreed to purchase specified assets of the Sellers (the “SVM Assets”) for consideration consisting of (i) approximately $3.4 million in cash (less the Earnest Money (as defined below)), (ii) 8,300,000 shares of the Company’s Common Stock and (iii) a senior unsecured promissory note in an aggregate principal amount of approximately $6.2 million to be issued by 5E SVM (the “Promissory Note”) for distribution to certain lenders of the Sellers. In connection with 5E SVM’s acquisition of the SVM Assets (the “Acquisition”), 5E SVM also agreed to assume specified liabilities and contracts relating to the SVM Assets (the “Assumed Liabilities”), subject to certain limitations.

The SVM Assets primarily consist of all real property owned by the Sellers, including the Sellers’ Argus, Westend and Trona production facilities and approximately 9,000 acres of Searles Lake brine resources, in each case located in San Bernardino County, California, together with the short-line railroad operated by Trona Railway Company LLC, potable water production and distribution facilities and related on-site utilities, storage, distribution and support infrastructure, as well as specified machinery, equipment, inventory, permits, licenses, contracts, intellectual property and other assets relating thereto. Certain specified assets of the Sellers are excluded from the SVM Assets, including certain cash and cash equivalents of the Sellers and specified contracts and other assets. The Assumed Liabilities primarily consist of liabilities and expenses relating to the SVM Assets, subject to specified limitations.

5E SVM is acquiring the SVM Assets on an “as is, where is” basis. The representations, warranties and pre-Closing covenants of the Sellers contained in the Asset Purchase Agreement will not survive the consummation of the Acquisition (the “Closing”), except with respect to claims based on intentional fraud, and the Asset Purchase Agreement does not provide for indemnification by the Sellers in favor of 5E SVM for any breach thereof. Covenants that by their terms contemplate performance after the Closing will survive in accordance with their terms. Although the SVM Assets are expected to be transferred free and clear of liens, claims and encumbrances pursuant to section 363 of the Bankruptcy Code, certain environmental, reclamation and regulatory obligations applicable to 5E SVM as the post-Closing owner and operator of the SVM Assets are expected to be expressly preserved under the Sale Order and the transfer of the SVM Assets may be subject to additional liabilities that cannot be extinguished in the bankruptcy process.

In connection with the signing of the Asset Purchase Agreement, 5E SVM made a $0.3 million deposit (the “Earnest Money”) to be applied toward the cash consideration payable by 5E SVM upon the Closing. The Earnest Money will be returned to 5E SVM if the Asset Purchase Agreement is terminated, unless it is terminated by the Sellers as a result of 5E SVM’s breach, in which case the Earnest Money will be forfeited and retained by the Sellers. Pursuant to the Asset Purchase Agreement, the Company agreed to guarantee 5E SVM’s obligation to pay the cash consideration and certain of 5E SVM’s indemnification obligations to the Sellers and Nirma.

The Company agreed to register the resale of the shares of Common Stock issuable in the Acquisition following the Closing. The Promissory Note will accrue interest at a rate of 14.5% per annum, which will accrue and be payable in-kind and capitalized quarterly to the principal amount thereof, and will require a cash payment of approximately $1.2 million on the 24-month anniversary of the issuance date but otherwise mature on the fifth anniversary of the issuance date. 5E SVM will have the right to prepay the Promissory Note at any time, in whole or in part, in cash without premium or penalty. The Promissory Note will contain customary representations and certain covenants of 5E SVM, including specified restrictions on 5E SVM’s ability to make restricted payments, subject to exceptions.

The consummation of the Acquisition is subject to customary Closing conditions, including the condition that the Sale Order may not be subject to stay, vacatur or reversal, and the satisfaction of certain requirements under the Bidding Procedures. The Closing is also conditioned upon, with respect to the acquisition of the railroad assets of Trona Railway Company LLC, the receipt of any required authorization from the Surface Transportation Board (the “STB”). If such STB authorization has not been received at the time of Closing, the transfer of such railroad assets will be deferred until such authorization is obtained. Additionally, the Closing is conditioned upon the Company’s receipt of $10.0 million in senior secured bridge financing to be provided by Nirma or its designated subsidiary (the “Bridge Facility”), as well as the satisfaction of Closing conditions applicable to Nirma.

The Bridge Facility will be secured by substantially all of 5E SVM’s assets and guaranteed by the Company and accrue interest at a rate of 8.00% per annum, which will accrue and be payable in-kind and capitalized quarterly to the principal amount thereof. A portion of the Bridge Facility will be funded upon the Closing, with the remaining amount to be funded post-Closing upon satisfaction of specified conditions, and the Bridge Facility will mature 270 days after the Closing. The Bridge Facility will include a $1.0 million transaction fee which will be due at maturity. The Company will have the right to prepay the Bridge Facility at any time, in whole or in part, in cash without premium or penalty. The Bridge Facility will contain customary representations and certain covenants of the Company, including specified restrictions on the Company’s ability to make restricted payments, subject to exceptions, as well as customary indemnification provisions in favor of the lender thereunder.

The Asset Purchase Agreement may be terminated if, among other things, the Closing (other than any deferred closing with respect to specified assets subject to authorization of the STB) has not occurred on or before October 2, 2026 (the “Outside Date”), provided that the Outside Date may be extended to October 16, 2026, by the Sellers, subject to Nirma’s consent, and thereafter by the mutual written consent of the parties. The Company expects the Closing to occur in early October 2026.

The Company has begun to evaluate the accounting for the Acquisition, including the determination of whether the Acquisition will be accounted for as a business combination or as an asset acquisition. Because this evaluation is at a preliminary stage and the initial accounting for the Acquisition is incomplete, the Company is unable to estimate the financial statement effects of the Acquisition at this time.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026 (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective at the reasonable assurance level as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Insider Trading Arrangements and Policies.

During the three months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The remaining information required by this Item 10 of Form 10-K will be included in the Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Information About Our Executive Officers and Directors.

The following information with respect to the Board and executive officers and directors is presented as of September 17, 2026:

Name	Age	Position	Principal Employment
Paul Weibel, CPA	42	Chief Executive Officer	Same
Joshua Malm, CPA	44	Chief Financial Officer, Treasurer and Corporate Secretary	Same
Graham van’t Hoff	64	Chairman of the Board	Former Executive Vice President of Global Chemicals at Royal Dutch Shell PLC
Barry Dick	63	Director	Co-Founder, Partner, and Director of Gold Quay Capital PTE. Ltd.
Curtis Hébert	63	Director	Partner at Brunini Law Firm
Bryn Jones	48	Director	Managing Director for entX Limited
Jonathan Siegler	54	Director	Managing Director and Chief Financial Officer of Bluescape Energy Partners

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements; Financial Statement Schedules

Our consolidated financial statements as of and for the years ended June 30, 2026 and 2025, together with the notes thereto, and the reports of our independent registered public accounting firm PricewaterhouseCoopers LLP dated September 17, 2026 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

2.2#

Asset Purchase Agreement, dated September 14, 2026, by and among 5E Advanced Materials, Inc. and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2026).

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

3.3	Second Amended and Restated Bylaws of 5E Advanced Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2024).
4.1*	Description of Capital Stock.
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).
4.4	Form of Restructuring Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 14, 2025).
4.5	Form of Amendment and Notice to Exercise of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q dated February 17, 2026).
10.1	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022).
10.2+

Offer Letter from Fort Cady (California) Corporation to Mr. Weibel (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12B filed with the SEC on March 7, 2022).

10.3+	Offer Letter from 5E Advanced Materials, Inc. to Mr. van’t Hoff (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
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

10.6+

Addendum to Offer Letter from Fort Cady (California) Corporation to Mr. Weibel (as amended by Promotion Letter from Fort Cady (California) Corporation to Mr. Weibel) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC August 30, 2023).

10.7	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 28, 2024).
10.8	Securities Subscription Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).
10.9

Fourth Amended and Restated Investor and Registration Rights Agreement, dated January 14, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).

10.10+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2025).

Exhibit Number	Exhibit Title
10.11+

Amended and Restated 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2025).

10.11(a)+

Amendment to Amended and Restated 5E Advanced Materials, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2025).

10.11(b)+*	Form of Stock Option Agreement pursuant to the Amended and Restated 5E Advanced Materials, Inc. 2022 Equity Compensation Plan.
10.11(c)+*	Form of Restricted Share Unit Agreement pursuant to the Amended and Restated 5E Advanced Materials, Inc. 2022 Equity Compensation Plan.
10.11(d)+*	Form of Performance Share Unit Agreement pursuant to the Amended and Restated 5E Advanced Materials, Inc. 2022 Equity Compensation Plan.
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-292988) filed with the SEC on January 27, 2026).
10.13+

Non-Executive Director Appointment Letter, Curtis Hébert, Jr., dated March 6, 2025 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

10.14+	Malm Employment Agreement, dated May 15, 2025 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).
10.15+

Non-Executive Director Appointment Letter, Jonathan Siegler, dated April 13, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2026).

19.1*	Insider Trading Compliance Policy.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Miocene, Inc.
23.3*	Consent of Fluor Enterprises, Inc.
23.4*	Consent of Geomega, Inc.
23.5*	Consent of Escalante Geological Services LLC.
23.6*	Consent of Paul Weibel, CPA, 5E Advanced Materials, Inc.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
96.1*	Preliminary Feasibility Study & Technical Report Summary, dated September 17, 2026.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2024).
101*	Interactive data files (formatted as Inline XBRL).
104*	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: September 17, 2026

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

Signature	Capacity	Date

/s/ Paul Weibel Paul Weibel	Chief Executive Officer (Principal Executive Officer)	September 17, 2026

/s/ Joshua Malm Joshua Malm	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	September 17, 2026

/s/ Graham van’t Hoff Graham van’t Hoff	Chairman of the Board	September 17, 2026

/s/ Barry Dick Barry Dick	Director	September 17, 2026

/s/ Curtis Hébert, Jr. Curtis Hébert, Jr.	Director	September 17, 2026

/s/ Bryn Jones Bryn Jones	Director	September 17, 2026

/s/ Jonathan Siegler	Director	September 17, 2026
Jonathan Siegler